Form 10-Q
period 2013-06-30
Madison Ventures Inc.
filed 2013-09-26
CIK 1575975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-188756

MADISON VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Loma de Bernal 3
Loma Dorada C.P. 76060
Queretaro, Queretaro
Mexico
 (Address of principal executive offices, zip code)

+52 (442) 388-2645
 (Registrant’s telephone number, including area code)

_____________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 25, 2013, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013 (audited).	4

	Condensed Statements of Operations for the Three Months ended June 30, 2013 and 2012 and from Inception on September 14, 2009 to June 30, 2013 (unaudited).	5

	Condensed Statements of Changes in Stockholders’ Equity from Inception on September 14, 2009 to June 30, 2013 (unaudited).	6

	Condensed Statements of Cash Flows for the Three Months ended June 30, 2013 and 2012 and from Inception on September 14, 2009 to June 30, 2013 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

	June 30,	March 31,
	2013	2013
		(Audited)
ASSETS
Current assets:
Cash	$28,606	$32,164
Total current assets	28,606	32,164

Mineral Claim	19,984	19,984
Total assets	$48,590	$52,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,352	$-
Total current liabilities	13,352	-
Total Liabilities	13,352	-

Commitments and Contingencies

Stockholders' equity:
Common stock: 75,000,000 shares authorized of $0.001 par value;
6,850,000 shares issued and outstanding as of
June 30, 2013 and March 31, 2013	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(22,262)	(5,352)
Total stockholders' equity	35,238	52,148
Total liabilities and stockholders' equity	$48,590	$52,148

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Period from September 14, 2009 (Inception) to June 30,
	2013	2012	2013

Operating costs:
Mineral property exploration	$-	$-	$4,867
Consulting and professional fees	16,852	-	16,852
Other general & administrative expenses	58	6	622
Total operating costs	16,910	6	22,341

Other income (expenses)
Interest income	-	9	95
Interest (expense)	-	(6)	(16)
Total other income (expenses)	-	3	79

Net loss	$(16,910)	$(3)	$(22,262)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,650,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	exploration
	stock	amount	capital	stage	Total

Balance, September 14, 2009 (inception)	-	$-	$-	$-	$-

Shares issued to founders for cash	5,000,000	5,000	-	-	5,000

Shares issued for cash	1,250,000	1,250	11,250	-	12,500

Net loss, March 31, 2010	-	-	-	(14)	(14)

Balance, March 31, 2010	6,250,000	6,250	11,250	(14)	17,486

Shares issued for cash	400,000	400	19,600	-	20,000

Net loss, March 31, 2011				(429)	(429)

Balance, March 31, 2011	6,650,000	6,650	30,850	(443)	37,057

Net income, March 31, 2012	-	-	-	11	11

Balance, March 31, 2012	6,650,000	6,650	30,850	(432)	37,068

Shares issued for cash	200,000	200	19,800	-	20,000

Net loss, March 31, 2013	-	-	-	(4,920)	(4,920)

Balance, March 31, 2013	6,850,000	6,850	50,650	(5,352)	52,148

Net loss, three months ended June 30, 2013	-	-	-	(16,910)	(16,910)

Balance, June 30, 2013	6,850,000	$6,850	$50,650	$(22,262)	$35,238

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended June 30,		Period from September 14, 2009 (Inception) to June 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(16,910)	$(3)	$(22,262)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable	13,352	-	13,352
Deferred mineral option	-	6	-
Net cash (used in) provided by operating activities	(3,558)	3	(8,910)

Cash flows from investing activities:
Acquisition of mineral claim	-	-	(19,984)
Net cash (used in) investing activities	-	-	(19,984)

Cash flows from financing activities:
Proceeds from stock issuances	-	-	57,500
Net cash provided by financing activities	-	-	57,500

Net (decrease) increase in cash	(3,558)	3	28,606
Cash, beginning of the period	32,164	37,070	-
Cash, end of the period	$28,606	$37,073	$28,606

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of June 30, 2013
(Unaudited)

1.      Condensed Financial Statements

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Company as of June 30, 2013, and the related balance sheet of the Company as of March 31, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the three months ended June 30, 2013 and 2012 and from September 14, 2009 (Inception) to June 30, 2013 are included in this document.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective August 12, 2013.

Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending March 31, 2014.

2.      Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31.  The Company is an Exploration Stage Company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) topic 915 “Development Stage Entities”.  The Company is engaged in the acquisition, exploration and development of natural resource properties.  The Company has no revenues and limited operating history.

The Company is in the process of evaluating its properties and has not yet determined whether these properties contain reserves that are economically recoverable.  The success of the Company and the recoverability of the amounts shown for mineral properties are dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete exploration and development of the reserves, and upon future profitable production or proceeds from disposition of the properties.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingences. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with Codification topic 930 “Extractive Activities - Mining”. Mineral property pre-exploration and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. To date the Company has not established any reserves on its mineral properties.

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of June 30, 2013
(Unaudited)

3.      Mineral claim

On March 3, 2012, the Company entered into a Revised and Restated Mineral Property Option Agreement with 3 individuals (the “Optionors”) for an exclusive and irrevocable three year option to acquire a 100% undivided interest in three contiguous unpatented mining claims comprising 34 units (the “Claim” or the “Property”) situated in the Thunder Bay Mining Division in the province on Ontario, Canada (the “Agreement”).  The option payments aggregating $30,000 (U.S. Dollars) (the “Option Price”) are due: i) $15,000 upon signing but deferred for eight months, ii) $5,000 on or before March 3, 2013, iii) $5,000 on or before March 3, 2014, and iv) $5,000 on or before March 3, 2015 (the “Option Payments”).  During the term of the Agreement the Company is granted free and unrestricted access and use of the Property to act as the operator of the Property with the right to bring buildings, plant, equipment, machinery, tools, appliances and supplies onto the Property.  The Optionors hold title to the Property until the full payment of the Option Price.  Upon full payment of the Option Price the Optionors will deliver a duly executed transfer of mining claims in respect of the Property to transfer a 100% undivided interest in the Property to the Company free and clear of all encumbrances except for a retained net smelter return royalty (the “NSR”).  The NSR is a 2% royalty paid within 30 days of each calendar month calculated, as defined, from gross Property revenues less permissible deductions.  The Company has the right, at any time, to reduce the NSR to a 1% royalty by a One Million Dollar payment to the Optionors.

If the Company terminates the Agreement it is responsible to remove all buildings, plant, equipment, machinery, tools, appliances and supplies that it brought onto the Property not later than twelve months after termination of the Agreement unless arrangements are made with the Optionors to retain some or all of the items brought onto the Property.

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012.  Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the period of deferral.  Annually the Company has the option to make the next Option Payment or to terminate the Agreement.  The Company made the March 3, 2013 Option Payment on March 1, 2013.  The aggregate total of $19,984 is included in the mineral claim as of June 30, 2013 and March 31, 2013.

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of June 30, 2013
(Unaudited)

4.      Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the current fiscal year ending March 31, 2014 will require cash of approximately $65,000. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or the issuance of common shares.

5.      Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively.

As of June 30, 2013 and March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

6.      Subsequent events

The Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-1188756; the “Form S-1”), as filed with the Securities and Exchange Commission on August 1, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of March 31. It is an exploration-stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form S-1, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2013, we raised a total of $57,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to complete the first and second phases of the exploration program on our prospects. In addition to the $115,459 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,525 on general and administration expenses including fees payable in connection with the filing of our registration statement, and $25,000 complying with reporting obligations, and general administrative costs as a reporting issuer under the Securities Exchange Act of 1934, as amended. Total expenditures over the next 12 months are therefore expected to be approximately $152,984. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PHASE 1

Item	Units	Unit Cost ($/unit)	Units	Cost
Line-cutting	Ln-km	$700	17	$11,900
Soil Geochemical Assays	Sample	$20	600	$12,000
Transportation	Month	$2,000	1/2	$1,000
Accommodation & Meals	Month	$4,500	1/2	$2,250
Soil Sampling Labor	Day	$800	5	$4,000
Compilation & Reporting	Day	$800	5	$4,000
Sub-Total				$35,150
15% Contingency				$5,272
Total				$40,422

PHASE 2

Item	Units	Unit Cost ($/unit)	Units	Cost
Prospecting Samples	Sample	$30	300	$9,000
Litho-Geochemical Assays	Sample	$80	50	$4,000
Transportation	Month	$2,000	1/2	$1,000
Accommodation & Meals	Month	$4,500	1/2	$2,250
Prospecting Labor	Day	$400	60	$24,000
Geological Mapping	Day	$700	30	$21,000
Compilation & Reporting	Day	$800	5	$4,000
Sub-Total				$65,250
15% Contingency				$9,787
Total				$75,037

We plan to commence Phase 1 of the exploration program on the prospects in the winter of 2013. We expect this phase to take 15 days to complete and an additional one to two months for the geologist to prepare her report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the winter of 2014. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

On March 3, 2012 we entered into a Mineral Property Option Agreement (the “Option Agreement”) with Brian Fowler, William Roberts and Jason Shaver (collectively, “Optionors”), whereby we have the right to acquire a 100% interest in three mining claims, claims numbers 4263523, 4263524 and 4266933 (collectively, the “Johnny Lake Property”), located in the Thunder Bay Mining District of the Province of Ontario, Canada. In order to exercise our option to acquire 100% of the claims underlying the Johnny Lake Property, the Option Agreement requires us to make a total of $30,000 in payments to the Optionors, in four payments, as follows: (i) an initial cash payment of $15,000 (the obligation of which to pay was deferred by the Optionors for eight months, but was paid by us prior to the expiration of the eight-month period), (ii) $5,000 on or before March 3, 2013, which $5,000 we paid on March 3, 2013, (iii) $5,000 on or before March 3, 2014, and (iv) $5,000 on or before March 3, 2015. A net smelter royalty (“NSR”) of 2% is carried by the Optionors through the life of mine on the property. The Company has the right to purchase at any time 1% of the NSR from the Optionors for $1,000,000, and the option expires March 3, 2015.

If we fail to pay the exercise price, we will not have the right to conduct exploration activities at all. Currently, we do not have sufficient funds to pay the exercise price. We cannot provide investors with any assurance that we will be able to raise sufficient funds pay the exercise price, and we have no current plans on how to raise the additional funding. In terms of exploratory work we will be able to conduct before we exercise the option, we anticipate completing Phases 1 and 2 of our Plan of Operation, subject to our ability to raise sufficient funds to complete Phases 1 and 2, and depending on the results of Phases 1 and 2, commencement of drilling of any significant targets generated during Phase 2 work.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2013 and 2012

We recorded no revenues for the three months and nine months ended June 30, 2013 and 2012. From the period of September 14, 2009 (inception) to June 30, 2013, we recorded no revenues.

For the three months ended June 30, 2013, total operating costs were $16,910, consisting of consulting and management fees of $16,852, and general and administrative expenses of $58. For the three months ended June 30, 2012, total operating costs were $6, consisting of general and administrative expenses of $6.

From the period of September 14, 2009 (inception) to June 30, 2013, we incurred operating costs of $22,341 and a net loss of 22,262.

Liquidity and Capital Resources

At June 30, 2013, we had a cash balance of $28,606. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
(1) Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188756), as filed with the Securities and Exchange Commission on May 22, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON VENTURES INC.
(Name of Registrant)

Date: September 26, 2013	By:	/s/ Art Kerry
	Name:	Art Kerry
	Title:	President (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
(1) Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-188756), as filed with the Securities and Exchange Commission on May 22, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.