Form 10-Q
period 2013-09-30
Madison Ventures Inc.
filed 2013-10-30
CIK 1575975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-188753

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

As of October 24, 2013, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	March 31,
	2013	2013
		(Audited)

ASSETS
Current assets:
Cash	$6,453	$32,164
Prepaid expenses	375	-
Total current assets	6,828	32,164

Mineral Claim	19,984	19,984
Total assets	$26,812	$52,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,923	$-
Total current liabilities	10,923	-
Total Liabilities	10,923	-

Commitments and Contingencies

Stockholders' equity:
Common stock: 75,000,000 shares authorized of $0.001 par value;
6,850,000 shares issued and outstanding as of
September 30, 2013 and March 31, 2013	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(41,611)	(5,352)
Total stockholders' equity	15,889	52,148
Total liabilities and stockholders' equity	$26,812	$52,148

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Operating costs:
Mineral property exploration	$1,975	$4,067
Consulting and professional fees	17,043	-
Other general & administrative expenses	331	12
Total operating costs	19,349	4,079

Other income (expenses)
Interest income	-	8
Interest (expense)	-	(6)
Total other income (expenses)	-	2

Net loss	$(19,349)	$(4,077)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,650,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Six Months Ended September 30,		Period from September 14, 2009 (Inception) to September 30,
	2013	2012	2013

Operating costs:
Mineral property exploration	$1,975	$4,067	$6,842
Consulting and professional fees	33,895	-	33,895
Other general & administrative expenses	389	18	953
Total operating costs	36,259	4,085	41,690

Other income (expenses)
Interest income	-	17	95
Interest (expense)	-	(12)	(16)
Total other income (expenses)	-	5	79

Net loss	$(36,259)	$(4,080)	$(41,611)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,650,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended September 30,		Period from September 14, 2009 (Inception) to September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(36,259)	$(4,080)	$(41,611)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(375)	-	(375)
Accounts payable	10,923	-	10,923
Deferred mineral option	-	12	-
Net cash used in operating activities	(25,711)	(4,068)	(31,063)

Cash flows from investing activities:
Acquisition of mineral claim	-	-	(19,984)
Net cash (used in) investing activities	-	-	(19,984)

Cash flows from financing activities:
Proceeds from stock issuances	-	-	57,500
Net cash provided by financing activities	-	-	57,500

Net (decrease) increase in cash	(25,711)	(4,068)	6,453
Cash, beginning of the period	32,164	37,070	-
Cash, end of the period	$6,453	$33,002	$6,453

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2013
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

The unaudited condensed balance sheet of the Company as of September 30, 2013, and the related balance sheet of the Company as of March 31, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the six months ended September 30, 2013 and 2012 and from September 14, 2009 (Inception) to September 30, 2013 are included in this document.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective August 12, 2013.

Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending March 31, 2014.

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
As of September 30, 2013
(Unaudited)

2.      Nature of operations (continued)

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

3.      Mineral claim and exploration/evaluation costs

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

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012.  Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the period of deferral.  Annually the Company has the option to make the next Option Payment or to terminate the Agreement.  The Company made the March 3, 2013 Option Payment on March 1, 2013.  The aggregate total of $19,984 is capitalized as the mineral claim acquisition cost as of September 30, 2013 and March 31, 2013, respectively.

In response to the new GPS standards for unpatented claims issued recently by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of $1,975, $4,067, and $6,842 has been expensed for exploration and evaluation of the Company’s Claim as of September 30, 2013 and March 31, 2013 and from inception on September 14, 2009 through September 30, 2013, respectively. An aggregate total of zero, zero, and $800 has been expensed for evaluation of other mineral property prior to acquisition as of September 30, 2013 and March 31, 2013 and from inception on September 14, 2009 through September 30, 2013, respectively.

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

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2013
(Unaudited)

5.      Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively.

As of September 30, 2013 and March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

7.      Subsequent events

The Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2013 audited financial statements and related notes included in the Company’s Amendment No. 2 to Form S-1 (File No. 333-188753; the “Form S-1”), as filed with the Securities and Exchange Commission on August 1, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to September 30, 2013, we raised a total of $57,500 from private offerings of our common stock.

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

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2013. We expect this phase to take 15 days to complete and an additional one to two months for the geologist to prepare her report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the spring of 2014. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended September 30, 2013 and 2012

We recorded no revenues for the three months and six months ended September 30, 2013 and 2012. From the period of September 14, 2009 (inception) to September 30, 2013, we recorded no revenues.

For the three months ended September 30, 2013, total operating costs were $19,349, consisting of mineral property exploration costs of $1,975, consulting and professional fees of $17,043, and general and administrative expenses of $331.  By comparison, for the three months ended September 30, 2012, total operating costs were $4,079, consisting of mineral property exploration costs of $4,067, and general and administrative expenses of $12.

For the six months ended September 30, 2013, total operating costs were $36,259, consisting of mineral property exploration costs of $1,975, consulting and professional fees of $33,895, and general and administrative expenses of $389.  By comparison, for the six months ended September 30, 2012, total operating costs were $4,085, consisting of mineral property exploration costs of $4,067, and general and administrative expenses of $18.

From the period of September 14, 2009 (inception) to September 30, 2013, we incurred operating costs of $41,690 and a net loss of 41,611.

Liquidity and Capital Resources

At September 30, 2013, we had a cash balance of $6,453. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 3 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2013.

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
_____________________
(1) Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333 - 188753), as filed with the Securities and Exchange Commission on May 22, 2013.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: October 30, 2013	By:	/s/ Art Kerry
	Name:	Art Kerry
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________
(1) Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-188753), as filed with the Securities and Exchange Commission on May 22, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.