Form 10-Q
period 2013-12-31
Madison Ventures Inc.
filed 2014-02-11
CIK 1575975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 6, 2014, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Condensed Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013.	4

	Condensed Statements of Operations for the Three Months ended December 31, 2013 and 2012 (unaudited).	5

	Condensed Statements of Operations for the Nine Months ended December 31, 2013 and 2012 and from Inception on September 14, 2009 to December 31, 2013 (unaudited).	6

	Condensed Statements of Cash Flows for the Nine Months ended December 31, 2013 and 2012 and from Inception on September 14, 2009 to December 31, 2013 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Balance Sheets
(Unaudited)

	December 31,	March 31,
	2013	2013
		(Audited)

ASSETS
Current assets:
Cash	$112	$32,164
Prepaid expenses	188	-
Total current assets	300	32,164

Mineral property rights	19,984	19,984
Total assets	$20,284	$52,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,869	$-
Accrued liabilities	825	-
Due to related party	14,302	-
Total current liabilities	21,996	-
Total Liabilities	21,996	-

Commitments and Contingencies

Stockholders' equity:
Common stock: 75,000,000 shares authorized of $0.001 par value;
6,850,000 shares issued and outstanding as of
December 31, 2013 and March 31, 2013	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(59,212)	(5,352)
Total stockholders' equity	(1,712)	52,148
Total liabilities and stockholders' equity	$20,284	$52,148

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2013	2012

Operating expenses:
Mineral property exploration costs	$-	$-
Consulting and professional fees	17,595	-
Other general & administrative expenses	6	7
Total operating costs	17,601	7

Other income (expenses)
Interest income	-	6
Interest (expense)	-	(2)
Total other income (expenses)	-	4

Net loss	$(17,601)	$(3)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,650,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended December 31,		Period from September 14, 2009 (Inception) to December 31,
	2013	2012	2013

Operating expenses:
Mineral property exploration costs	$1,975	$4,067	$6,842
Consulting and professional fees	51,490	-	51,490
Other general & administrative expenses	395	25	959
Total operating costs	53,860	4,092	59,291

Other income (expenses)
Interest income	-	23	95
Interest (expense)	-	(14)	(16)
Total other income (expenses)	-	9	79

Net loss	$(53,860)	$(4,083)	$(59,212)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,650,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended December 31,		Period from September 14, 2009 (Inception) to December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(53,860)	$(4,083)	$(59,212)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(188)	-	(188)
Accounts payable	6,869	-	6,869
Accrued liabilities	825		825
Deferred mineral option	-	(14,986)	-
Due to related party	14,302	-	14,302
Net cash used in operating activities	(32,052)	(19,069)	(37,404)

Cash flows from investing activities:
Acquisition of mineral property rights	-	-	(19,984)
Net cash (used in) investing activities	-	-	(19,984)

Cash flows from financing activities:
Proceeds from stock issuances	-	-	57,500
Net cash provided by financing activities	-	-	57,500

Net (decrease) increase in cash	(32,052)	(19,069)	112
Cash, beginning of the period	32,164	37,070	-
Cash, end of the period	$112	$18,001	$112

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$16	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of December 31, 2013
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

The unaudited condensed balance sheet of the Company as of December 31, 2013, and the related balance sheet of the Company as of March 31, 2013, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Nine months ended December 31, 2013 and 2012 and from September 14, 2009 (Inception) to December 31, 2013 are included in this document. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s most recently filed Form S-1/A that went effective August 12, 2013.

Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that can be expected for the year ending March 31, 2014.

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

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of December 31, 2013
(Unaudited)

2.      Nature of operations (continued)

Mineral Property Rights

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

3.      Mineral property rights and exploration/evaluation costs

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

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012. Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the period of deferral. Annually the Company has the option to make the next Option Payment or to terminate the Agreement. The Company made the March 3, 2013 Option Payment on March 1, 2013. The aggregate total of $19,984 is capitalized as the mineral claim acquisition cost as of December 31, 2013 and March 31, 2013.

In response to the new GPS standards for unpatented claims issued recently by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of $1,975, $4,067, and $6,842 has been expensed for exploration and evaluation of the Company’s Claim as of December 31, 2013 and March 31, 2013 and from inception on September 14, 2010 through December 31, 2013, respectively. An aggregate total of zero, zero, and $800 has been expensed for evaluation of other mineral property prior to acquisition as of December 31, 2013 and March 31, 2013 and from inception on September 14, 2010 through December 31, 2013, respectively.

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
As of September 30, 2013
(Unaudited)

4.      Due to related party

Due to related parties at December 31, 2013 and March 31, 2013 consisted of the following:

	December 31,	March 31,
	2013	2013

Balance at beginning of year	$-	$-
Funds advanced	14,302	-
Repayments	-	-
Balance at end of period	$14,302	$-

On October 31, and November 4, 2013, Mr. Art Kerry, the Company’s President, Secretary, Treasurer and a Director, advanced the Company $2,302 and $12,000, respectively, as an unsecured obligation. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Additional on January 7, 2014, Mr. Kerry advanced the Company $4,220. The funds were used to pay operating expenses of the Company. Mr. Kerry is under no obligation to advance funds in the future.

5.      Going concern

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

6.      Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively.

As of December 31, 2013 and March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

7.      Subsequent events

The Company has evaluated subsequent events for potential recognition and disclosure in the financial statements through the date the financial statements were issued.

On January 7, 2014, Mr. Art Kerry, the Company’s President, Secretary, Treasurer and a Director, advanced the Company $4,220 as an unsecured related party obligation.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to December 31, 2013, we raised a total of $57,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to complete the first and second phases of the exploration program on our prospects. In addition to the $115,459 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending $25,000 complying with SEC reporting obligations, and general administrative costs as a reporting issuer under the Securities Exchange Act of 1934, as amended. Total expenditures over the next 12 months are therefore expected to be approximately $40,459. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Our planned phases of exploration are as follows:

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

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2014. We expect this phase to take 15 days to complete and an additional one to two months for the geologist to prepare her report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the summer of 2014. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

RESULTS OF OPERATIONS

Three-Month and Nine-Month Periods Ended December 31, 2013 and 2012

We recorded no revenues for the three months and nine months ended December 31, 2013 and 2012. From the period of September 14, 2009 (inception) to December 31, 2013, we recorded no revenues.

For the three months ended December 31, 2013, total operating costs were $17,601, consisting of consulting and professional fees of $17,595, and general and administrative expenses of $6. By comparison, for the three months ended December 31, 2012, total operating costs were $7, consisting entirely of general and administrative expenses.

For the nine months ended December 31, 2013, total operating costs were $53,860, consisting of mineral property exploration costs of $1,975, consulting and professional fees of $51,490, and general and administrative expenses of $395. By comparison, for the nine months ended December 31, 2012, total operating costs were $4,092, consisting of mineral property exploration costs of $4,067, and general and administrative expenses of $25. Additionally, for the nine months ended December 31, 2012, interest income was $23, and interest expense was $14.

From the period of September 14, 2009 (inception) to December 31, 2013, we incurred total operating costs of $59,291, interest income was $95, interest expense was $16, and we incurred a net loss of 59,212.

Liquidity and Capital Resources

At December 31, 2013, we had a cash balance of $112. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 1 month. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

On January 7, 2014, Mr. Art Kerry, the Company’s President, Secretary, Treasurer and a Director, advanced the Company $4,220 as an unsecured related party obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2013.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: February 11, 2014	By:	/s/ Art Kerry
	Name:	Art Kerry
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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