Form 10-Q
period 2014-06-30
Madison Ventures Inc.
filed 2014-08-15
CIK 1575975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014.	4

	Condensed Statements of Operations for the Three Months ended June 30, 2014 and 2013, and from Inception on September 14, 2009 to June 30, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for the Three Months ended June 30, 2014 and 2013, and from Inception on September 14, 2009 to June 30, 2014 (unaudited).	6

	Notes to Condensed Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

Part II. Other Information

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Mine Safety Disclosures.	15

Item 5.	Other Information.	15

Item 6.	Exhibits.	16

Signatures		17

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Balance Sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$93	$106
Total current assets	93	106

Mineral Claim	24,984	24,984
Total assets	$25,077	$25,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,658	$5,978
Accrued liabilities	4,863	825
Due to related party	-	-
Total current liabilities	10,521	6,803
Total Liabilities	10,521	6,803

Commitments and Contingencies

Shareholders' equity:
Common stock: 75,000,000 shares authorized of $0.001 par value;
6,850,000 and 6,850,000 shares issued and outstanding as of
June 30 and March 31, 2014	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(42,944)	(39,213)
Total shareholders' equity	14,556	18,287
Total liabilities and shareholders' equity	$25,077	$25,090

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Period from September 14, 2009 (Inception) to June 30,
	2014	2013	2014

Operating costs:
Mineral property exploration costs	$-	$-	$6,842
Consulting and professional fees	2,734	16,852	57,740
Stock based compensation	4,863	-	4,863
Other general & administrative expenses	83	58	1,048
Total operating costs	7,680	16,910	70,493

Other income (expenses)
Interest income	-	-	95
Related party debt forgiveness	3,949	-	27,470
Interest (expense)	-	-	(16)
Total other income (expenses)	3,949	-	27,549

Net (loss) income	$(3,731)	$(16,910)	$(42,944)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30,		Period from September 14, 2009 (Inception) to June 30,
	2014	2013	2014

Cash flows from operating activities:
Net (loss) income	$(3,731)	$(16,910)	$(42,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	4,863	-	4,863
Forgiveness of related party debt	(3,949)	-	(27,470)
Changes in operating assets and liabilities:
Accounts payable	(320)	13,352	5,658
Accrued liabilities	(825)	-	-
Deferred mineral option	-	-	-
Net cash (used in) provided by operating activities	(3,962)	(3,558)	(59,893)

Cash flows from investing activities:
Acquisition of mineral claim	-	-	(24,984)
Net cash (used in) investing activities	-	-	(24,984)

Cash flows from financing activities:
Proceeds from related parties	3,949	-	27,470
Proceeds from stock issuances	-	-	57,500
Net cash provided by financing activities	3,949	-	84,970

Net (decrease) increase in cash	(13)	(3,558)	93
Cash, beginning of the period	106	32,164	-
Cash, end of the period	$93	$28,606	$93

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$16	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2014

1.      Condensed financial statements

The accompanying unaudited condensed financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed balance sheet of the Company as of June 30, 2014, and the related balance sheet of the Company as of March 31, 2014, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Three months ended June 30, 2014 and 2013 and from September 14, 2009 (Inception) to June 30, 2014 are included in this document. These unaudited condensed financial statements should be read in conjunction with the March 31, 2014 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

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

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2014

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

Share-based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the company and expenses share based costs in the period incurred. The Company has not adopted a stock option plan.

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

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012. Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the deferral period. Annually the Company has the option to retain the mineral claim and make the next contractual Option Payment or to terminate the Agreement. The Company made the March 3, 2013 Option Payment on March 1, 2013. The Company made the March 3, 2014 Option Payment on February 25, 2014. The aggregate total of $24,984 is included in the mineral claim as of June 30, 2014.

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2014

3.      Mineral claim (continued)

In response to the new GPS standards for unpatented claims issued recently by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of zero, $1,975, and $6,042 have been expensed for exploration and evaluation of the Company’s Claim as of June 30, 2014, March 31, 2014 and from inception on September 14, 2009 through June 30, 2014, respectively. An aggregate total of zero, zero, and $800 have been expensed for evaluation of other mineral property prior to acquisition as of June 30, 2014 and March 31, 2014 and from inception on September 14, 2009 through June 30, 2014, respectively.

4.      Due to related party

Due to related parties at June 30 and March 31, 2014 consisted of the following:

	June 30,	March 31,
	2014	2014

Balance at beginning of period	$-	$-
Funds advanced	3,949	23,521
Funds repaid	-	-
Funds forgiven	3,949	23,521
Balance at end of period	$-	$-

On October 31, 2013 November 4, 2013, January 7, 2014 and February 25, 2014 Mr. Art Kerry, the Company’s then President, Secretary, Treasurer and a Director, advanced the Company $2,301, $12,000, $4,220 and $5,000, respectively, as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. On March 28, 2014, Mr. Kerry forgave the $23,521 aggregate amount previously advanced to the Company. On April 2, 2014, Mr. Kerry resigned as the Company’s President, Secretary, Treasurer and a Director. On May 22, 2014 Mr. Kerry was directed to close the Company’s Canadian bank account which had a balance of $11; Mr. Kerry received the $11 upon its closing. On June 11, 2014, Mr. Kerry advanced the Company $3,960 to pay prior operating expenses of the Company as an unsecured obligation. Also on June 11, 2014, Mr. Kerry forgave the $3,949 aggregate amount received from and advanced to the Company subsequent to the balance forgiven on March 28, 2014. Mr. Kerry is under no obligation to advance funds in the future.

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

5.      Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 250,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). At June 30, 2014, the Company accrued $4,863 of stock based compensation in advance of the 250,000 shares being issued.

MADISON VENTURES INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements (Unaudited)
As of June 30, 2014

5.      Related party transactions (continued)

Employment Agreements (continued)

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

6.      Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2015 will require cash of approximately $120,000. Management intends to finance operating costs over the next twelve months with existing cash on hand, the issuance of common shares and/or related party borrowings.

7.      Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively.

As of June 30 and March 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

8.      Subsequent events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2014 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 14, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of March 31. It is an exploration-stage company.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed from the proceeds of share subscriptions. From our inception to June 30, 2014, we raised a total of $57,500 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to complete the first and second phases of the exploration program on our prospects. In addition to the $115,459 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending $25,000 complying with SEC reporting obligations, and general administrative costs as a reporting issuer under the Securities Exchange Act of 1934, as amended. Total expenditures over the next 12 months are therefore expected to be approximately $140,459. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the spring of 2015. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2014 and 2013

We recorded no revenues for the three months and nine months ended June 30, 2014 and 2013. From the period of September 14, 2009 (inception) to June 30, 2014, we recorded no revenues.

For the three months ended June 30, 2014, total operating costs were $7,680, consisting of consulting and professional fees of $2,734, stock-based compensation of $4,863 and general and administrative expenses of $83. After debt forgiveness of $3,949 by a related party during the three-months ended June 30, 2014, our net loss for the three months ended June 30, 2014 was $3,731.

By comparison, for the three months ended June 30, 2013, total operating costs were $16,910, consisting of $16,852 of professional fees and $58 of general and administrative expenses. Our net loss for the three months ended June 30, 2013 was $16,910.

From the period of September 14, 2009 (inception) to June 30, 2014, we incurred total operating costs of $70,493, interest income was $95, related party debt forgiveness $27,470, interest expense was $16, and we incurred a net loss of 42,944.

Liquidity and Capital Resources

At June 30, 2014, we had a cash balance of $93. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2014.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: August 15, 2014	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
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