Form 10-Q
period 2014-09-30
Madison Ventures Inc.
filed 2014-11-14
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and March 31, 2014.	4

	Condensed Statements of Operations for the Three Months ended September 30, 2014 and 2013 (unaudited).	5

	Condensed Statements of Operations for the Six Months ended September 30, 2014 and 2013 (unaudited), and from Inception on September 14, 2009 to September 30, 2014 (unaudited).	6

	Condensed Statements of Cash Flows for the Six Months ended September 30, 2014 and 2013, and from Inception on September 14, 2009 to September 30, 2014 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

Part II. Other Information

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Mine Safety Disclosures.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

(An Exploration Stage Company)

Condensed Balance Sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$93	$106
Total current assets	93	106

Mineral Claim	24,984	24,984
Total assets	$25,077	$25,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,828	$5,978
Accrued liabilities	11,113	825
Due to related party	6,235	-
Total current liabilities	28,176	6,803
Total Liabilities	28,176	6,803

Commitments and Contingencies

Shareholders' (deficit) equity:
Common stock: 75,000,000 shares authorized of $0.001 par value;
6,850,000 and 6,850,000 shares issued and outstanding as of
September 30 and March 31, 2014	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(60,599)	(39,213)
Total shareholders' (deficit) equity	(3,099)	18,287
Total liabilities and shareholders' (deficit) equity	$25,077	$25,090

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.

(An Exploration Stage Company)

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2014	2013

Operating costs:
Mineral property exploration costs	$-	$1,975
Consulting and professional fees	11,327	17,043
Stock based compensation	6,250	-
Other general & administrative expenses	78	331
Total operating costs	17,655	19,349

Other income (expenses)
Interest income	-	-
Related party debt forgiveness	-	-
Interest (expense)	-	-
Total other income (expenses)	-	-

Net (loss) income	$(17,655)	$(19,349)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.

(An Exploration Stage Company)

Condensed Statements of Operations (Unaudited)

	Six Months Ended September 30,		Period from September 14, 2009 (Inception) to September 30,
	2014	2013	2014

Operating costs:
Mineral property exploration costs	$-	$1,975	$6,842
Consulting and professional fees	14,061	33,895	69,067
Stock based compensation	11,113	-	11,113
Other general & administrative expenses	161	389	1,126
Total operating costs	25,335	36,259	88,148

Other income (expenses)
Interest income	-	-	95
Related party debt forgiveness	3,949	-	27,470
Interest (expense)	-	-	(16)
Total other income (expenses)	3,949	-	27,549

Net (loss) income	$(21,386)	$(36,259)	$(60,599)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.

(An Exploration Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30,		Period from September 14, 2009 (Inception) to September 30,
	2014	2013	2014

Cash flows from operating activities:
Net (loss) income	$(21,386)	$(36,259)	$(60,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	11,113		11,113
Forgiveness of related party debt	(3,949)	-	(27,470)
Changes in operating assets and liabilities:
Prepaid expenses	-	(375)	-
Accounts payable	4,850	10,923	10,828
Accrued liabilities	(825)	-	-
Deferred mineral option	-	-	-
Net cash (used in) provided by operating activities	(10,197)	(25,711)	(66,128)

Cash flows from investing activities:
Acquisition of mineral claim	-	-	(24,984)
Net cash (used in) investing activities	-	-	(24,984)

Cash flows from financing activities:
Proceeds from related parties	10,184	-	33,705
Proceeds from stock issuances		-	57,500
Net cash provided by financing activities	10,184	-	91,205

Net (decrease) increase in cash	(13)	(25,711)	93
Cash, beginning of the period	106	32,164	-
Cash, end of the period	$93	$6,453	$93

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$16	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

MADISON VENTURES INC.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of September 30, 2014

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

The unaudited condensed balance sheet of the Company as of September 30, 2014, and the related balance sheet of the Company as of March 31, 2014, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Six months ended September 30, 2014 and 2013 and from September 14, 2009 (Inception) to September 30, 2014 are included in this document. These unaudited condensed financial statements should be read in conjunction with the March 31, 2014 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

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

As of September 30, 2014

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

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012. Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the deferral period. Annually the Company has the option to retain the mineral claim and make the next contractual Option Payment or to terminate the Agreement. The Company made the March 3, 2013 Option Payment on March 1, 2013. The Company made the March 3, 2014 Option Payment on February 25, 2014. The aggregate total of $24,984 is included in the mineral claim as of September 30, 2014.

MADISON VENTURES INC.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of September 30, 2014

3.  Mineral claim (continued)

In response to the new GPS standards for unpatented claims issued recently by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of zero, $1,975, and $6,042 have been expensed for exploration and evaluation of the Company’s Claim as of September 30, 2014, March 31, 2014 and from inception on September 14, 2009 through September 30, 2014, respectively. An aggregate total of zero, zero, and $800 have been expensed for evaluation of other mineral property prior to acquisition as of September 30, 2014 and March 31, 2014 and from inception on September 14, 2009 through September 30, 2014, respectively.

4.  Due to related party

Due to related parties at September 30 and March 31, 2014 consisted of the following:

	September 30,	March 31,
	2014	2014

Balance at beginning of period	$-	$-
Funds advanced	10,184	23,521
Funds repaid	-	-
Funds forgiven	3,949	23,521
Balance at end of period	$6,235	$-

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

On July 3, 2014, July 8, 2014, July 10, 2014, and August 12, 2014 Ecogenics Limited of Hong Kong, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, and $2,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Ecogenics Limited is under no obligation to advance additional funds to the Company.

5.  Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 250,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). At September 30, 2014, the Company accrued $11,113 of stock based compensation in advance of the 250,000 shares being issued.

MADISON VENTURES INC.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of September 30, 2014

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

7.  Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively.

As of September 30 and March 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

8.  Subsequent events

On November 12, 2014, a shareholder of the Company, advanced the Company $2,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On November 13, 2014, a shareholder of the Company, advanced the Company $1,763 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to September 30, 2014, we raised a total of $57,500 from private offerings of our common stock.

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

RESULTS OF OPERATIONS

Three-Month and Six-Month Periods Ended September 30, 2014 and 2013

We recorded no revenues for the three months ended September 30, 2014 and 2013. From the period of September 14, 2009 (inception) to September 30, 2014, we recorded no revenues.

For the three months ended September 30, 2014, total operating costs were $17,655, consisting of consulting and professional fees of $11,327, stock-based compensation of $6,250 and general and administrative expenses of $78. Our net loss at September 30, 2014, was $17,655.

By comparison, for the three months ended September 30, 2013, total operating costs were $19,349, consisting of $1,975 of mineral property exploration cots, $17,043 of consulting and professional fees, and $331 of general and administrative expenses. Our net loss for the three months ended June 30, 2013 was $19,349.

For the six months ended September 30, 2014, total operating costs were $25,335, consisting of consulting and professional fees of $14,061, stock-based compensation of $11,113 and general and administrative expenses of $161. Our net loss for the six months ended September 30, 2014, was $21,386.

By comparison, for the six months ended September 30, 2013, total operating costs were $36,259, consisting of $1,975 of mineral property exploration cots, $33,895 of consulting and professional fees, and $389 of general and administrative expenses. Our net loss for the six months months ended June 30, 2013 was $36,259.

From the period of September 14, 2009 (inception) to September 30, 2014, we incurred total operating costs of $88,148, interest income was $95, related party debt forgiveness was $24,470, interest expense was $16, and we incurred a net loss of 60,599.

Liquidity and Capital Resources

At September 30, 2014, we had a cash balance of $93. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

On November 12, 2014, a shareholder of the Company, advanced the Company $2,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On November 13, 2014, a shareholder of the Company, advanced the Company $1,763 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2014.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: November 14, 2014	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

