Form 10-Q
period 2014-12-31
Madison Ventures Inc.
filed 2015-02-17
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

____________________________________________________________

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

As of February 11, 2015, there were 6,850,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Madison Ventures Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	December 31, 2014	March 31, 2014

	(Unaudited)
ASSETS
Current assets:
Cash	$-	$106
Total current assets	-	106

Mineral Claim	24,984	24,984
Total assets	$24,984	$25,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,740	$5,978
Accrued liabilities	17,363	825
Due to related party	9,998	-
Total current liabilities	38,101	6,803
Total Liabilities	38,101	6,803

Commitments and Contingencies

Shareholders' (deficit) equity:
Common stock: 75,000,000 shares authorized of $0.001 par value; 6,850,000 and 6,850,000 shares issued and outstanding as of December 31 and March 31, 2014	6,850	6,850
Additional paid-in capital	50,650	50,650
Accumulated deficit during exploration stage	(70,617)	(39,213)
Total shareholders' (deficit) equity	(13,117)	18,287
Total liabilities and shareholders' (deficit) equity	$24,984	$25,090

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(An Exploration Stage Company)

Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2014	2013

Operating costs:
Mineral property exploration costs	$-	$-
Consulting and professional fees	3,768	17,595
Stock based compensation	6,250	-
Other general & administrative expenses	-	6
Total operating costs	10,018	17,601

Other income (expenses)
Interest income	-	-
Related party debt forgiveness	-	-
Interest (expense)	-	-
Total other income (expenses)	-	-

Net (loss) income	$(10,018)	$(17,601)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(An Exploration Stage Company)

Condensed Statements of Operations (Unaudited)

	Nine Months Ended December 31,		Period from September 14, 2009 (Inception) to December 31,
	2014	2013	2014

Operating costs:
Mineral property exploration costs	$-	$1,975	$6,842
Consulting and professional fees	17,829	51,490	72,835
Stock based compensation	17,363	-	17,363
Other general & administrative expenses	161	395	1,126
Total operating costs	35,353	53,860	98,166

Other income (expenses)
Interest income	-	-	95
Related party debt forgiveness	3,949	-	27,470
Interest (expense)	-	-	(16)
Total other income (expenses)	3,949	-	27,549

Net (loss) income	$(31,404)	$(53,860)	$(70,617)

Loss per common share:
Basic and diluted	$(0.00)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31,		Period from September 14, 2009 (Inception) to December 31,
	2014	2013	2014

Cash flows from operating activities:
Net (loss) income	$(31,404)	$(53,860)	$(70,617)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	17,363	-	17,363
Forgiveness of related party debt	(3,949)	-	(27,470)
Changes in operating assets and liabilities:
Prepaid expenses	-	(188)	-
Accounts payable	4,762	6,869	10,740
Accrued liabilities	(825)	825	-
Deferred mineral option	-	-	-
Net cash (used in) provided by operating activities	(14,052)	(46,354)	(69,984)

Cash flows from investing activities:
Acquisition of mineral claim	-	-	(24,984)
Net cash (used in) investing activities	-	-	(24,984)

Cash flows from financing activities:
Proceeds from related parties	13,947	14,302	37,468
Proceeds from stock issuances	-	-	57,500
Net cash provided by financing activities	13,947	14,302	94,968

Net (decrease) increase in cash	(106)	(32,052)	-
Cash, beginning of the period	106	32,164	-
Cash, end of the period	$-	$112	$-

Non-cash investing and financing activities	$-	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-	$16
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of December 31, 2014

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

The unaudited condensed balance sheet of the Company as of December 31, 2014, and the related balance sheet of the Company as of March 31, 2014, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Nine months ended December 31, 2014 and 2013 and from September 14, 2009 (Inception) to December 31, 2014 are included in this document. These unaudited condensed financial statements should be read in conjunction with the March 31, 2014 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that can be expected for the year ending March 31, 2015.

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

As of December 31, 2014

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

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012. Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the deferral period. Annually the Company has the option to retain the mineral claim and make the next contractual Option Payment or to terminate the Agreement. The Company made the March 3, 2013 Option Payment on March 1, 2013. The Company made the March 3, 2014 Option Payment on February 25, 2014. The aggregate total of $24,984 is included in the mineral claim as of December 31, 2014.

Madison Ventures Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of December 31, 2014

3. Mineral claim (continued)

In response to the new GPS standards for unpatented claims issued recently by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of zero, $1,975, and $6,042 have been expensed for exploration and evaluation of the Company’s Claim as of December 31, 2014, March 31, 2014 and from inception on September 14, 2009 through December 31, 2014, respectively. An aggregate total of zero, zero, and $800 have been expensed for evaluation of other mineral property prior to acquisition as of December 31, 2014 and March 31, 2014 and from inception on September 14, 2009 through December 31, 2014, respectively.

4. Due to related party

Due to related parties at December 31 and March 31, 2014 consisted of the following:

	December 31,	March 31,
	2014	2014

Balance at beginning of period	$-	$-
Funds advanced	13,946	23,521
Funds repaid	-	-
Funds forgiven	3,949	23,521
Balance at end of period	$9,998	$-

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

On July 3, 2014, July 8, 2014, July 10, 2014, August 12, 2014, November 12, 2014 and November 13, 2014 a shareholder of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000 and $1,763 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

5. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 250,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). At December 31, 2014, the Company accrued $17,363 of stock based compensation in advance of the 250,000 shares being issued.

Madison Ventures Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements (Unaudited)

As of December 31, 2014

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

7. Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 6,850,000 and 6,850,000 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively.

As of December 31 and March 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

8. Subsequent events

On January 26, 2015, a shareholder of the Company, advanced the Company $2,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

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

Our activities have been financed from the proceeds of share subscriptions. From our inception to December 31, 2014, we raised a total of $57,500 from private offerings of our common stock.

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

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2015. We expect this phase to take 15 days to complete and an additional one to two months for the geologist to prepare her report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the summer of 2015. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

RESULTS OF OPERATIONS

Three-Month and Nine Month Periods Ended December 31, 2014 and 2013

We recorded no revenues for the three months ended December 31, 2014 and 2013. From the period of September 14, 2009 (inception) to December 31, 2014, we recorded no revenues.

For the three months ended December 31, 2014, total operating costs were $10,018, consisting of consulting and professional fees of $3,768 and stock-based compensation of $6,250. Our net loss for the three months ended December 31, 2014, was $10,018.

By comparison, for the three months ended December 31, 2013, total operating costs were $17,595, consisting of $17,595 of consulting and professional fees and $6 of general and administrative expenses. Our net loss for the three months ended December 31, 2013 was $17,601.

For the nine months ended December 31, 2014, total operating costs were $35,353, consisting of consulting and professional fees of $17,829, stock-based compensation of $17,363, and general and administrative expenses of $161. Our net loss for the nine months ended December 31, 2014 was $31,404.

By comparison, for the nine months ended December 31, 2013, total operating costs were $53,860, consisting of consulting and professional fees of $51,490, mineral property exploration costs of $1,975, and general and administrative expenses of $395. Our net loss for the nine months ended December 31, 2013 was $53,860.

From the period of September 14, 2009 (inception) to December 31, 2014, our net loss was 70,617.

Liquidity and Capital Resources

At December 31, 2014, we had a cash balance of $0. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our minerals claims and our business will fail.

Subsequent Events

On January 26, 2015, a shareholder of the Company, advanced the Company $2,000 as an unsecured obligation.  The funds were used to pay operating expenses of the Company.  The obligation bears no interest, has no fixed term and is not evidenced by any written agreement.  The shareholder is under no obligation to advance additional funds to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of December 31, 2014.

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

________________

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

MADISON VENTURES INC.
(Name of Registrant)

Date: February 17, 2015	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

______________

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

