Form 10-K
period 2015-03-31
Madison Ventures Inc.
filed 2015-07-14
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission File No. 333-188753

MADISON VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1208 Tamarind Road

Dasmarinas Village, Makati City

Metro Manila, Philippines 1222

(Address of principal executive offices, zip code)

+52 (442) 388-2645

(Registrant's telephone number, including area code)

______________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0. At July 10, 2015, there were 7,100,000 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

MADISON VENTURES INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Madison Ventures Inc., a Nevada corporation, contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the "Company", "Madison Ventures", "we", "us," or "our" are to Madison Ventures Inc.

PART I

ITEM 1. BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On September 14, 2009, the Company was incorporated under the laws of the State of Nevada. Originally, we were engaged in the business of acquisition, exploration and development of natural resource properties.

Gene Gregorio has served as our President, Secretary and Treasurer, and a director from April 2, 2014 until the present time. From September 14, 2009, until April 2, 2014, Art Kerry served as our President, Secretary and Treasurer and a director. From September 14, 2009, until April 2, 2014 Ivan Arredondo served as a director. Our board of directors is comprised of one person: Gene Gregorio.

We are authorized to issue 75,000,000 shares of common stock, par value $.001 per share. We currently have 7,100,000 shares of common stock, par value $0.001 per share, outstanding.

On March 3, 2012 we entered into a Mineral Property Option Agreement (the "Option Agreement") with Brian Fowler, William Roberts and Jason Shaver (collectively, "Optionors"), whereby we had the right to acquire a 100% interest in three mining claims, claims numbers 4263523, 4263524 and 4266933 (collectively, the "Johnny Lake Property"), located in the Thunder Bay Mining District of the Province of Ontario, Canada. In order exercise our option to acquire 100% of the claims underlying the Johnny Lake Property, the Option Agreement required us to make a total of $30,000 in payments to the Optionors, in four payments, as follows: (i) an initial cash payment of $15,000 (the obligation of which to pay was deferred by the Optionors for eight months, but was paid by us prior to the expiration of the eight-month period), (ii) $5,000 on or before March 3, 2013, which $5,000 we paid on March 3, 2013, (iii) $5,000 on or before March 3, 2014, which $5,000 we paid on February 25, 2014 and (iv) $5,000 on or before March 3, 2015. Because we failed to make the final payment of $5,000 on March 3, 2015, the Optionors terminated the Option Agreement.

On February 27, 2015, we entered into a letter of intent (the "Letter of Intent") with Ocure Ltd. ("Ocure"), pursuant to which the Company is obligated to exclusively license certain technology (not defined in the Letter of Intent) from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Company intends to license technology from Ocure related to the development of products and devices for the treatment of anal fissures.

Under the prospective license agreement, the Company would be obligated to pay to Ocure $250,000, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 not later than March 16, 2015, $100,000 not later than April 10, 2015, and $50,000 not later than May 8, 2015 (collectively, the "First $250,000 Tranche"). Upon the 6-month anniversary of the Letter of Intent, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets (not defined in the Letter of Intent) to the Company, and the Company will be obligated to pay Ocure a second $250,000 tranche, payable as follows: $100,000 not later than October 2, 2015, $100,000 not later than November 6, 2015, and $50,000 not later than December 4, 2015.

While we made an initial $10,000 payment on February 27, 2015, we have not made the First $250,000 Tranche payment under the Letter of Intent, which has terminated. We continue, however, to attempt to enter into an agreement with Ocure to license Ocure's technology in order to commercialize it.

Under the prospective license agreement, the Company would also be obligated to pay a royalty equal to 5% of net revenue related to the licensed technology, pay a 20% royalty for any sublicensing or exit related revenue, enter into consulting agreements with principals (the number of which is not yet determined) of Ocure (the terms of which are not defined in the Letter of Intent), sell 1,775,000 shares of common stock of the Company to each of the principals (the number of which is not yet determined) of Ocure for a purchase price yet to be determined, and establish an employee and consultant stock option plan which reserves for issuance that number of shares equal to 20% of the number of issued and outstanding shares of common stock of the Company.

EMPLOYEES

We currently have no employees other than our sole director and officer.

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

ITEM 1A. RISK FACTORS

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company's principal offices are located at 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Since October 30, 2013 our shares of common stock have been quoted on the OTC Bulletin Board and the OTCPink tier of OTC Markets Group Inc., under the stock symbol "MAVT". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTCQB. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW
Three Months Ended June 30, 2015	$0.10	$0.10
Three Months Ended March 31, 2015	$0.10	$0.10
Three Months Ended December 31, 2014	$0.10	$0.10
Three Months Ended September 30, 2014	$0.10	$0.10
Three Months Ended June 30, 2014	$0.00	$0.00
Three Months Ended March 31, 2014	$0.00	$0.00
Three Months Ended December 31, 2013	$0.00	$0.00

TRANSFER AGENT

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, and whose telephone number is (813) 344-4490.

HOLDERS

As of March 31, 2015, the Company had 7,100,000 shares of our common stock issued and outstanding held by approximately 30 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended March 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company," as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception.

For the year ended March 31, 2015, we incurred $46,563 in operating expenses, comprised of $22,465 in professional fees, $23,613 in stock-based compensation, and $485 in general and administrative expenses. For the year ended March 31, 2014, we incurred $57,382 in operating expenses, comprised of $55,006 in professional fees, $1,975 in exploration costs, and $401 in general and administrative expenses.

Our net loss at March 31, 2105 was $67,598, and our net loss at March 31, 2014, was $33,861. Since inception (September 14, 2009) through March 31, 2015, our accumulated deficit was $106,811.

The following table provides selected financial data about our company for the years ended March 31, 2015 and 2014.

Balance Sheet Data	March 31, 2015	March 31, 2014
Cash and Cash Equivalents	$-0-	$106
Total Assets	$11,387	$25,090
Total Liabilities	$35,698	$6,803
Shareholders' Equity	$(24,311)	$18,287

GOING CONCERN

Madison Ventures Inc. is a development stage company and currently has no operations. Our independent auditor has issued an audit opinion for Madison Ventures which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, our cash balance was $0, and we had $35,698 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $600,000. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this Form 10-K is to garner the approximately $490,000 to pay Ocure under the terms Letter of Intent. While we made an initial $10,000 payment on February 27, 2015, we have not made the First $250,000 Tranche payment under the Letter of Intent, which has terminated. We continue, however, to attempt to enter into an agreement with Ocure to license Ocure's technology in order to commercialize it. Total expenditures over the next 12 months are therefore expected to be approximately $600,000. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we fail to license Ocure's technology, we will not have the right to conduct development activities at all. Currently, we do not have sufficient funds to pay Ocure in order to license their technology. We cannot provide investors with any assurance that we will be able to raise sufficient funds pay the approximately $490,000 we believe we must pay Ocure in order to license their technology, and we have no current plans on how to raise the additional funding.

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

ITEM 8. FINANCIAL STATEMENTS

MADISON VENTURES INC.

INDEX TO FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Madison Ventures Inc.

We have audited the accompanying balance sheets of Madison Ventures Inc. (the "Company") as of March 31, 2015 and 2014 and the related financial statements of operations, changes in shareholder's equity and cash flows for the years ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Ventures Inc. as of March 31, 2015 and 2014, and the results of its operation and its cash flows for the years ended March 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 14, 2015

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Madison Ventures Inc.

Balance Sheets

	March 31,	March 31,
	2015	2014

ASSETS
Current assets:
Cash	$-	$106
Deposit on Technology License	10,000	-
Prepaid expenses	1,387	-
Total current assets	11,387	106

Mineral Claim	-	24,984
Total assets	$11,387	$25,090

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,850	$5,978
Accrued liabilities	325	825
Due to related party	25,523	-
Total current liabilities	35,698	6,803
Total Liabilities	35,698	6,803

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 7,100,000 and 6,850,000 shares issued and outstanding as of March 31, 2015 and 2014	7,100	6,850
Additional paid-in capital	75,400	50,650
Accumulated deficit	(106,811)	(39,213)
Total shareholders' equity (deficit)	(24,311)	18,287
Total liabilities and shareholders' equity (deficit)	$11,387	$25,090

The accompanying notes are an integral part of these financial statements

Madison Ventures Inc.

Statements of Operations

	Years Ended March 31,
	2015	2014

Operating costs:
Mineral property exploration costs	$-	$1,975
Consulting and professional fees	22,465	55,006
Stock based compensation	23,613	-
Other general & administrative expenses	485	401
Total operating costs	46,563	57,382

Other income (expense):
Related party debt forgiveness	3,949	23,521
Loss on mineral claim	(24,984)	-
Total other income (expense)	(21,035)	23,521

Net (loss) income	$(67,598)	$(33,861)

Loss per common share:
Basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	6,850,000	6,850,000

The accompanying notes are an integral part of these financial statements

Madison Ventures Inc.

Statements of Changes in Stockholders' Equity (Deficit)

	Common	Common stock	Additional paid-in	Accumulated
	stock	amount	capital	deficit	Total

Balance, March 31, 2013	6,850,000	$6,850	$50,650	$(5,352)	$52,148

Net loss, March 31, 2014	-	-	-	(33,861)	(33,861)

Balance, March 31, 2014	6,850,000	6,850	50,650	(39,213)	18,287

Shares issued for services	250,000	250	24,750		25,000

Net loss, March 31, 2015				(67,598)	(67,598)

Balance, March 31, 2015	7,100,000	$7,100	$75,400	$(106,811)	$(24,311)

The accompanying notes are an integral part of these financial statements

Madison Ventures Inc.

Statements of Cash Flows

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(67,598)	$(33,861)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on mineral claim	24,984	-
Stock accrued as employee compensation	23,613	-
Forgiveness of related party debt	(3,949)	(23,521)
Changes in operating assets and liabilities:
(Increase) in deposit on technology license	(10,000)	-
(Decrease) increase in accounts payable	3,872	5,978
Accrued liabilities	(500)	825
Net cash (used in) provided by operating activities	(29,578)	(50,579)

Cash flows from investing activities:
Acquisition of mineral claim	-	(5,000)
Net cash (used in) investing activities	-	(5,000)

Cash flows from financing activities:
Proceeds from related parties	29,472	23,521
Proceeds from stock issuances	-	-
Net cash provided by financing activities	29,472	23,521

Net (decrease) increase in cash	(106)	(32,058)
Cash, beginning of the year	106	32,164
Cash, end of the year	$-	$106

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

1. Nature of operations

Madison Ventures Inc. ("Company") was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company is a Development Stage Company, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards CodificationTM (the "Codification") topic 915 "Development Stage Entities". The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. ("Ocure"), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures (the "Ocure LOI"). The Company has no revenues and has limited operating history.

The success of the Company is dependent upon the successful negotiation of the exclusive license agreement, the development of products for the treatment of anal fissures, the ability of the Company to obtain the necessary financing to complete the acquisition, development and commercialize of the Licensed Technology, and upon future profitable operations.

2. Summary of significant accounting policies

Basis of Presentation

The Company's financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America ("US GAAP").

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

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

Fair Value of Financial Instruments

Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2015 and 2014 approximate their respective fair values because of the short-term nature of these instruments.

Mineral Properties

Mineral property acquisition costs are capitalized in accordance with Codification topic 930 "Extractive Activities - Mining". Mineral property pre-exploration and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. The Company did not establish any reserves on its mineral properties prior to terminating its option under the Revised and Restated Mineral Property Option Agreement (see footnote 3).

Prospective License Agreement

On February 27, 2015, we entered into a letter of intent (the "Letter of Intent") with Ocure, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continues to negotiate with Ocure with the intent to license technology from Ocure related to the development of products and devices for the treatment of anal fissures.

Under the prospective license agreement, the Company would be obligated to pay to Ocure $250,000, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 not later than March 16, 2015, $100,000 not later than April 10, 2015, and $50,000 not later than May 8, 2015 (collectively, the "First $250,000 Tranche"). Upon the 6-month anniversary of the Letter of Intent, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets (not defined in the Letter of Intent) to the Company, and the Company will be obligated to pay Ocure a second $250,000 tranche, payable as follows: $100,000 not later than October 2, 2015, $100,000 not later than November 6, 2015, and $50,000 not later than December 4, 2015. As of March 31, 2015, the Company paid $10,000 upon the execution of the Letter of Intent.

Long-Lived Assets

Long-Lived assets, such as property and equipment, mineral properties, and purchased intangibles with finite lives (subject to amortization), are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with Codification topic 360 "Property, Plant, and Equipment". Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Rehabilitation Provisions

The Company was subject to various government laws and regulations relating to environmental disturbances which are caused by exploration and evaluation activities. The Company will record the present value for the estimated costs of legal and constructive obligations required to restore the exploration sites in the period in which the obligation is incurred. The nature of the rehabilitation activities includes restoration, reclamation and re-vegetation of the affected exploration sites. The Company has determined that there were no rehabilitation provisions at February 27, 2015 when the option to acquire the mineral claim was terminated.

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

Income Taxes

Income taxes are provided in accordance with Codification topic 740, "Income Taxes", which requires an asset and liability approach for the financial accounting and reporting of income taxes. Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes and changes in tax laws are reflected in income in the period such changes are enacted.

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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with Codification topic 260, "Earnings Per Share" for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because there are no dilutive items. Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

Share-based Compensation

Codification topic 718 "Stock Compensation" requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the company and will expense share based costs in the period incurred. The Company has not adopted a stock option plan or completed a share-based transaction; accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company's financial position and results of operations.

3. Mineral claim

On March 3, 2012, the Company entered into a Revised and Restated Mineral Property Option Agreement with 3 individuals (the "Optionors") for an exclusive and irrevocable three year option to acquire a 100% undivided interest in three contiguous unpatented mining claims comprising 34 units (the "Claim" or the "Property") situated in the Thunder Bay Mining Division in the province on Ontario, Canada (the "Agreement"). The option payments aggregating $30,000 (U.S. Dollars) (the "Option Price") were due: i) $15,000 upon signing but deferred for eight months, ii) $5,000 on or before March 3, 2013, iii) $5,000 on or before March 3, 2014, and iv) $5,000 on or before March 3, 2015 (the "Option Payments"). During the term of the Agreement the Company is granted free and unrestricted access and use of the Property to act as the operator of the Property with the right to bring buildings, plant, equipment, machinery, tools, appliances and supplies onto the Property. The Optionors hold title to the Property until the full payment of the Option Price. Upon full payment of the Option Price the Optionors would deliver a duly executed transfer of mining claims in respect of the Property to transfer a 100% undivided interest in the Property to the Company free and clear of all encumbrances except for a retained net smelter return royalty (the "NSR"). The NSR is a 2% royalty paid within 30 days of each calendar month calculated, as defined, from gross Property revenues less permissible deductions. The Company had the right, at any time, to reduce the NSR to a 1% royalty by a One Million Dollar payment to the Optionors.

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

Upon the February 27, 2015 termination of the Agreement had the Company brought any buildings, plant, equipment, machinery, tools, appliances and supplies onto the Property it would have been responsible to remove all such items not later than twelve months after termination of the Agreement unless arrangements are made with the Optionors to retain some or all of the items brought onto the Property.

The Company deferred the first option payment for an eight month term and made the $15,000 payment on October 27, 2012. Upon execution of the Agreement, the Company recorded the first option payment net of imputed interest as $14,984 and accrued the imputed interest ratably over the deferral period. Annually the Company had the option to retain the mineral claim and make the next contractual Option Payment or to terminate the Agreement. The Company made the March 3, 2013 Option Payment on March 1, 2013 and the March 3, 2014 Option Payment on February 25, 2014. On February 27, 2015, the Company concluded to terminate the Agreement and not make the final Option Payment. The aggregate total of $24,984 previously included in the mineral claim was expensed as a discontinued operation.

Previously in response to the new GPS standards for unpatented claims issued by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of zero and $1,975 have been expensed for exploration and evaluation of the Company's Claim as of March 31, 2015 and 2014, respectively.

4. Due to related party

Due to related parties at March 31, 2015 and 2014 consisted of the following:

	March 31,	March 31,
	2015	2014

Balance at beginning of period	$-	$-
Funds advanced	29,472	23,521
Funds repaid	-	-
Funds forgiven	3,949	23,521
Balance at end of period	$25,523	$-

On October 31, 2013 November 4, 2013, January 7, 2014 and February 25, 2014 Mr. Art Kerry, the Company's then President, Secretary, Treasurer and a Director, advanced the Company $2,301, $12,000, $4,220 and $5,000, respectively, as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation beard no interest, had no fixed term and was not evidenced by any written agreement. On March 28, 2014, Mr. Kerry forgave the $23,521 aggregate amount previously advanced to the Company. On April 2, 2014, Mr. Kerry resigned as the Company's President, Secretary, Treasurer and a Director. On May 22, 2014 Mr. Kerry was directed to close the Company's Canadian bank account which had a balance of $11; Mr. Kerry received the $11 upon its closing. Additionally on June 11, 2014, Mr. Kerry advanced the Company $3,960 to pay prior operating expenses of the Company as an unsecured obligation. Also on June 11, 2014, Mr. Kerry forgave the $3,949 aggregate amount received from and advanced to the Company subsequent to balance forgiven on March 28, 2014. Mr. Kerry is under no obligation to advance funds in the future.

On July 3, 2014, July 8, 2014, July 10, 2014, August 12, 2014, November 12, 2014, November 13, 2014, January 23, 2015, February 27, 2015 and March 5, 2015 two shareholders of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000 and $3,525 as a series of unsecured obligations. The funds were used to pay operating expenses of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company. On May 16, 2015, June 17, 2015, June 30, 2015 and July 6, 2015, a shareholder advanced the Company an additional $4,093, $2,775, $1,083 and $5,000 to pay operating expenses of the Company.

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

5. Income taxes

Due to the Company's net loss position from inception on September 14, 2009 to March 31, 2015, there is no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2015 and 2014.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2015	2014

Net operating loss carry-forward	$106,811	$39,213
Effective tax rate	34%	34%
Deferred tax asset	$36,316	$13,332
Less: Valuation allowance	(36,316)	(13,332)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $36,316 and $13,332 at March 31, 2015 and 2014, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization

6. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company's President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the "April 20th Agreement"). On March 31, 2015, the Company issued Mr. Gregorio the agreed 250,000 restricted shares of the Company's Common Stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015.

In addition, if during the term of the April 20th Agreement Mr. Gregorio's direct efforts result in a consummated financing for the Company he shall be paid a 5.0% fee on such financing received by the Company, at his option, as either cash or shares of Company's Common Stock at the offering price. Additionally, the Company will grant Mr. Gregorio a 2 year stock option priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing.

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement.

Madison Ventures Inc.

Notes to Financial Statements

As of March 31, 2015

7. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's operating expenditure plan for the next fiscal year ending March 31, 2016 will require cash of approximately $600,000. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

8. Capital stock

The Company's capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 7,100,000 and 6,850,000 shares issued and outstanding at March 31, 2015 and 2014, respectively.

As of March 31, 2015 and 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

9. Stock issuances

On March 31, 2015, pursuant to the terms of the April 20th Agreement the Company issued 250,000 shares of the Company's Common Stock at Mr. Gene Gregorio the Company's President, Chief Executive Officer, Chief Financial Officer and sole Director.

10. Subsequent events

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement.

On May 16, 2015, a shareholder of the Company advanced the Company $4,093 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On June 17, 2015, a shareholder of the Company advanced the Company $2,755 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On June 30, 2015, a shareholder of the Company advanced the Company $1,083 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On July 6, 2015, a shareholder of the Company advanced the Company $5,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls d procedures means that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2015.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's President, who is also our principal accounting officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on that evaluation, completed by Gene Gregorio, our President, who is also our principal accounting officer and principal financial officer, Mr. Gregorio concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2015.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions

Gene Gregorio	52	President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

GENE GREGORIO

Gene Gregorio has served as our sole President, Secretary, Treasurer and Director since April 2, 2014. Mr. Gregorio has worked in the communications and public relations fields since 1987. Since 2013, Mr. Gregorio has held the position of Gaming Industry Advisor at Vegas Universal Solutions, where he handles corporate affairs, government and regulatory agency relations and business development. From 2009 until 2013, he was a Corporate Affairs Officer at Eway54 Corp., where he handles business development and marketing and government and regulatory agency relations. From 2010 until 2102, Mr. Gregorio was a an independent Business Development and Public Relations Counselor, during which time he, among other things, provided business development and government relations services to a holding company for its plans to enter land-based and online casino industries., public relations for a real estate developer. From 2009 to 2010, Mr. Gregorio was Spokesman and Public Relations Manager for Smartmatic-TIM, where he served as spokesman and handles public affairs and government relations for the company that won the Commission on Elections bid to fully automate the Philippines' 2010 election. Mr. Gregorio's background in public relations and his desire to advance our Company's business led to our conclusion that he should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company's Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to us and our management.

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

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is a development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended March 31, 2015, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the "Named Executive Officers") in the fiscal years ended March 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended March 31, for the fiscal year ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Art Kerry;	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President (1)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ivan Arredondo (2)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gene Gregorio (3)	2015	-0-	-0-	$23,613	-0-	-0-	-0-	-0-	$23,613
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Secretary, Treasurer and Director on September 14, 2009. Resigned as all positions as an officer and director on April 2, 2014.
(2)	Appointed Director on September 14, 2009. Resigned as all positions as an officer and director on April 2, 2014.
(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2015 or 2014, or through the date of filing of this Form 10-K. The following table sets forth certain information concerning outstanding stock awards held by our officers and our directors as of the fiscal year ended March 31, 2015:

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

EMPLOYMENT AGREEMENTS

On April 20, 2014, the Company agreed to issue Gene Gregorio, the Company's sole officer and director, 250,000 restricted shares of the Company's common stock, valued at $25,000, based on the market close on such date, as compensation for his services for an initial term of one year (the "April 20th Agreement"). On March 31, 2015, the Company issued Mr. Gregorio the 250,000 restricted shares of the Company's common stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015. In addition, if during the term of the April 20th Agreement Mr. Gregorio's direct efforts result in a consummated financing for the Company he shall be paid a 5.0% fee on such financing received by the Company, at his option, as either cash or shares of Company's Common Stock at the offering price. Additionally, the Company will grant Mr. Gregorio a 2-year stock option, priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing. On April 20, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. The foregoing description is an oral contract and is not memorialized by any writing.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of March 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Art Kerry (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ivan Arredondo (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gene Gregorio (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 7,100,000 shares of our common stock issued and outstanding as of March 31, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
common stock	Best Peak Holdings Limited	625,000	8.8%
common stock	Cariza Avier	625,000	8.8%
common stock	Diossel Ching	625,000	8.8%
common stock	Morpheus Financial Corporation	625,000	8.8%
common stock	Nicasio Apawan Jr.	625,000	8.8%
common stock	Regina Thai	625,000	8.8%
common stock	Maribel Fernandez	625,000	8.8%
common stock	Mary Ann Cabal	625,000	8.8%
common stock	Gene Gregorio (3)	250,000	3.5%
All directors and executive officers as a group (1 person)		250,000	3.5%

____________

(1)	The percentages below are based on 7,100,000 shares of our common stock issued and outstanding as of the date of this Form 10-K
(2)	c/o Madison Ventures Inc., Loma de Bernal 3, 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.
(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended March 31, 2015 and 2014, the total fees charged to the Company for audit services, including quarterly reviews were $10,000 and $7,250, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________

(1)	Incorporated by reference to Registrant's Form S-1 (File No. 333-188753), filed with the Commission on May 22, 2013.

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

MADISON VENTURES INC. (Name of Registrant)

Date: July 14, 2015	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
____________

(1)	Incorporated by reference to Registrant's Form S-1 (File No. 333-188753), filed with the Commission on May 22, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

