Form 10-Q
period 2015-06-30
Madison Ventures Inc.
filed 2015-08-17
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

_______________________________________________________________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2015, there were 7,100,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to license technology from Ocure Ltd. and the Company’s need for and ability to obtain additional financing, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Madison Ventures Inc.

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS

4

PLS CPA, A Professional Corp.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.comt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Madison Ventures Inc.

We have reviewed the accompanying balance sheet of Madison Ventures Inc. as of June 30, 2015, and the related statements of operations, and cash flows for the three months ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company€ ™s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company€ ™s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management€ ™s plans in regard to its current status are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

August 17, 2015

San Diego, CA 92111

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

Madison Ventures Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Deposit on Technology License	10,000	10,000
Prepaid expenses	-	1,387
Total current assets	10,000	11,387

Mineral Claim	-	-
Total assets	$10,000	$11,387

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,497	$9,850
Accrued liabilities	5,188	325
Due to related party	33,453	25,523
Total current liabilities	56,138	35,698
Total Liabilities	56,138	35,698

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 7,100,000 and 7,100,000 shares issued and outstanding as of June 30, 2015 and March 31, 2015	7,100	7,100
Additional paid-in capital	75,400	75,400
Accumulated deficit during development stage	(128,638)	(106,811)
Total shareholders' equity (deficit)	(46,138)	(24,311)
Total liabilities and shareholders' equity (deficit)	$10,000	$11,387

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2015	2014
Operating costs:
Consulting and professional fees	$15,577	$2,734
Stock based compensation	6,250	4,863
Other general & administrative expenses	-	83
Total operating costs	21,827	7,680

Other income (expense):
Related party debt forgiveness	-	3,949
Total other income (expense)	-	3,949

Net (loss) income	$(21,827)	$(3,731)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	7,100,000	6,850,000

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(A Development Stage Company)

Condensed Statements of Changes in Stockholders' Equity (Deficit)

				Accumulated
				deficit
		Common	Additional	during
	Common	stock	paid-in	development
	Stock	amount	capital	stage	Total

Balance, March 31, 2013	6,850,000	6,850	50,650	(5,352)	52,148

Net loss, March 31, 2014	-	-	-	(33,861)	(33,861)

Balance, March 31, 2014	6,850,000	6,850	50,650	(39,213)	18,287

Shares issued for services	250,000	250	24,750		25,000

Net loss, March 31, 2015				(67,598)	(67,598)

Balance, March 31, 2015	7,100,000	7,100	75,400	(106,811)	(24,311)

Net loss, June 30, 2015 (Unaudited)				(21,827)	(21,827)

Balance, June 30, 2015 (Unaudited)	7,100,000	$7,100	$75,400	$(128,638)	$(46,138)

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

	Three Months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(21,827)	$(3,731)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	6,250	4,863
Forgiveness of related party debt		(3,948)
Changes in operating assets and liabilities:
(Increase) decrease in accounts payable	7,647	(320)
(Decrease) in accrued liabilities	-	(825)
Net cash (used in) provided by operating activities	(7,930)	(3,961)

Cash flows from investing activities:
Acquisition of mineral claim	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	7,930	3,948
Proceeds from stock issuances	-	-
Net cash provided by financing activities	7,930	3,948

Net (decrease) increase in cash	-	(13)
Cash, beginning of the period	-	106
Cash, end of the period	$-	$93

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

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

The unaudited condensed balance sheet of the Company as of June 30, 2015, and the related balance sheet of the Company as of March 31, 2015, which is derived from the Company's audited financial statements, the unaudited condensed statement of operations and cash flows for the Three months ended June 30, 2015and the condensed statement of stockholders equity for the period of March 31, 2013 to June 30, 2015 and are included in this document. These unaudited condensed financial statements should be read in conjunction with the March 31, 2015 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

2. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company is a Development Stage Company, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) topic 915 “Development Stage Entities”. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures (the “Ocure LOI”). The Company has no revenues and has limited operating history.

The success of the Company is dependent upon successful negotiation of the exclusively license agreement, the development of products for the treatment of anal fissures, the ability of the Company to obtain the necessary financing to complete the acquisition, development and commercialize of the Licensed Technology, and upon future profitable operations.

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

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

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

License Agreement

On February 27, 2015, we entered into a letter of intent (the “Letter of Intent”) with Ocure Ltd. (“Ocure”), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continued to negotiate with Ocure. On August 5, 2015, the company entered into an exclusive license agreement (the “License Agreement”) with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the “Subsidiary”). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), and $150,000 at the later of June 5, 2015 or 18 calendar days after the Effective Date (collectively, the “First $250,000 Tranche”). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is currently pending the approval of the Chief Scientist of the Israeli Ministry of the Economy. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 at the later than November 6, 2015or 168 calendar days after the Effective Date, $100,000 at the later than December 4, 2015or 196 calendar days after the Effective Date, and $50,000 at the later than January 8, 2016 or 230 calendar days after the Effective Date. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of June 30 2015, the Company paid $10,000 upon the execution of the Letter of Intent.

Immediately after the Effective Date of the License Agreement and for a period of one month, the shareholders of Ocure and certain individuals designated by Ocure will have opportunity to purchase up to an aggregate of 1,775,000 shares of the Company’s Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of our issued share capital, as of the closing.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subisdiary, its affiliate or sublicensee (the “New Inventions”), the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary will pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense.

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

2. Nature of operations (continued)

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

3. Mineral claim

On March 3, 2012, the Company entered into a Revised and Restated Mineral Property Option Agreement with 3 individuals (the “Optionors”) for an exclusive and irrevocable three year option to acquire a 100% undivided interest in three contiguous unpatented mining claims comprising 34 units (the “Claim” or the “Property”) situated in the Thunder Bay Mining Division in the province on Ontario, Canada (the “Agreement”). The option payments aggregating $30,000 (U.S. Dollars) (the “Option Price”) were due: i) $15,000 upon signing but deferred for eight months, ii) $5,000 on or before March 3, 2013, iii) $5,000 on or before March 3, 2014, and iv) $5,000 on or before March 3, 2015 (the “Option Payments”). During the term of the Agreement the Company is granted free and unrestricted access and use of the Property to act as the operator of the Property with the right to bring buildings, plant, equipment, machinery, tools, appliances and supplies onto the Property. The Optionors hold title to the Property until the full payment of the Option Price. Upon full payment of the Option Price the Optionors would deliver a duly executed transfer of mining claims in respect of the Property to transfer a 100% undivided interest in the Property to the Company free and clear of all encumbrances except for a retained net smelter return royalty (the “NSR”). The NSR is a 2% royalty paid within 30 days of each calendar month calculated, as defined, from gross Property revenues less permissible deductions. The Company had the right, at any time, to reduce the NSR to a 1% royalty by a One Million Dollar payment to the Optionors.

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

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

3. Mineral claim (continued)

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

Previously in response to the new GPS standards for unpatented claims issued by the Ontario Ministry of Northern Development and Mines, the Company expended $1,975 to provide upgraded geo-referenced location information on its Claim during the quarter ended September 30, 2013. An aggregate total of zero and $1,975 have been expensed for exploration and evaluation of the Company’s Claim as of March 31, 2015 and 2014, respectively.

4. Due to related party

Due to related parties at June 30, 2015 and March 31, 2015 consisted of the following:

	June 30,	March 31,
	2015	2015

Balance at beginning of period	$25,523	$-
Funds advanced	7,930	29,472
Funds repaid	-	-
Funds forgiven	-	3,949
Balance at end of period	$33,453	$25,523

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

On July 3, 2014, July 8, 2014, July 10, 2014, August 12, 2014, November 12, 2014, November 13, 2014, January 23, 2015, February 27, 2015, March 5, 2015, May 16, 2015, June 17, 2015, June 30, 2015 two shareholders of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,092, $2,755, $1,083 as a series of unsecured obligations. The funds were used to pay operating expenses of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company. On July 6, 2015 and August 13, 2015, a shareholder advanced the Company an additional $5,000 and $3,000, respectively, to pay operating expenses of the Company.

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

5. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 250,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, the Company issued Mr. Gregorio the agreed 250,000 restricted shares of the Company’s Common Stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015.

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement.

6. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2016 will require cash of approximately $500,000. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

7. Capital stock

The Company’s capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 7,100,000 and 7,100,000 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively.

As of June 30, 2015 and March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

8. Subsequent events

On July 6, 2015, a shareholder of the Company advanced the Company $5,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israelto address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License Agreement.

Madison Ventures Inc.

(A Development Stage Company)

Condensed Notes to Financial Statements (Unaudited)

As of June 30, 2015

8. Subsequent events (continued)

On August 5, 2015, the company entered into an exclusive license agreement with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015.

On August 13, 2015, a shareholder of the Company advanced the Company $3,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), an development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2015 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 14, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of March 31. It is a development-stage company.

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

On March 3, 2012 we entered into a Mineral Property Option Agreement (the “Option Agreement”) with Brian Fowler, William Roberts and Jason Shaver (collectively, “Optionors”), whereby we had the right to acquire a 100% interest in three mining claims, claims numbers 4263523, 4263524 and 4266933 (collectively, the “Johnny Lake Property”), located in the Thunder Bay Mining District of the Province of Ontario, Canada. In order exercise our option to acquire 100% of the claims underlying the Johnny Lake Property, the Option Agreement required us to make a total of $30,000 in payments to the Optionors, in four payments, as follows: (i) an initial cash payment of $15,000 (the obligation of which to pay was deferred by the Optionors for eight months, but was paid by us prior to the expiration of the eight-month period), (ii) $5,000 on or before March 3, 2013, which $5,000 we paid on March 3, 2013, (iii) $5,000 on or before March 3, 2014, which $5,000 we paid on February 25, 2014 and (iv) $5,000 on or before March 3, 2015. Because we failed to make the final payment of $5,000 on March 3, 2015, the Optionors terminated the Option Agreement.

On February 27, 2015, we entered into a letter of intent (the “Letter of Intent”) with Ocure Ltd. (“Ocure”), pursuant to which the Company is obligated to exclusively license certain technology (not defined in the Letter of Intent) from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. On Aug 5, 2015, we entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Ocure. Pursuant to the Letter of Intent and the Exclusive License Agreement, the Company intends to license technology from Ocure related to the development of products and devices for the treatment of anal fissures.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to meet the conditions of the Exclusive License Agreement in order to license technology from Ocure related to the development of products and devices for the treatment of anal fissures.

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2015 and 2014

We recorded no revenues for the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015, total operating costs were $21,827, consisting of consulting and professional fees of $15,577 and stock-based compensation of $6,250. Our net loss for the three months ended June 30, 2015, was $21,827.

By comparison, for the three months ended June 30, 2014, total operating costs were $7,680, consisting of $2,734 of consulting and professional fees, $4,863 of stock-based compensation and $83 of general and administrative expenses. Our net loss for the three months ended June 30, 2014 was $3,731.

From the period of September 14, 2009 (inception) to June 30, 2015, our accumulated deficit was 128,638.

Liquidity and Capital Resources

At June 30, 2015, we had a cash balance of $0. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Subsequent Events

On July 6, 2015, a shareholder of the Company advanced the Company $5,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License Agreement.

On August 5, 2015, the company entered into an exclusive license agreement with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015.

On August 13, 2015, a shareholder of the Company advanced the Company $3,000 as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder is under no obligation to advance additional funds to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of June 30, 2015.

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON VENTURES INC.
(Name of Registrant)

Date: August 17, 2015	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

