Form 10-Q
period 2015-09-30
Madison Ventures Inc.
filed 2015-11-18
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 7,100,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to license technology from Ocure Ltd. and the Company's need for and ability to obtain additional financing, and other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Madison Ventures Inc.

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Deposit on Technology License	10,000	10,000
Prepaid expenses	-	1,387
Total current assets	10,000	11,387

Mineral Claim	-	-
Total assets	$10,000	$11,387

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,809	$9,850
Accrued liabilities	11,763	325
Due to related party	41,453	25,523
Total current liabilities	78,025	35,698
Total Liabilities	78,025	35,698

Commitments and Contingencies

Shareholders' equity (deficit):

Common stock: 75,000,000 shares authorized of $0.001 par value; 7,100,000 and 7,100,000 shares issued and outstanding as of September 30, 2015 and March 31, 2015	7,100	7,100
Additional paid-in capital	75,400	75,400
Accumulated deficit	(150,525)	(106,811)
Total shareholders' deficit	(68,025)	(24,311)
Total liabilities and shareholders' deficit	$10,000	$11,387

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

(Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2015	2014

Operating costs:
Consulting and professional fees	$15,287	$11,327
Stock based compensation	6,250	6,250
Other general & administrative expenses	350	78
Total operating costs	21,887	17,655

Other income (expense):
Related party debt forgiveness	-	-
Total other income (expense)	-	-

Net (loss) income	$(21,887)	$(17,655)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	7,100,000	6,850,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended September 30,
	2015	2014

Operating costs:
Consulting and professional fees	$30,864	$14,061
Stock based compensation	12,500	11,113
Other general & administrative expenses	350	161
Total operating costs	43,714	25,335

Other income (expense):
Related party debt forgiveness	-	3,949
Total other income (expense)	-	3,949

Net (loss) income	$(43,714)	$(21,386)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	7,100,000	6,850,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

		Common	Additional
	Common	stock	paid-in	Accumulated
	Stock	amount	capital	deficit	Total

Balance, March 31, 2013	6,850,000	6,850	50,650	(5,352)	52,148

Net loss, March 31, 2014	-	-	-	(33,861)	(33,861)

Balance, March 31, 2014	6,850,000	6,850	50,650	(39,213)	18,287

Shares issued for services	250,000	250	24,750		25,000

Net loss, March 31, 2015				(67,598)	(67,598)

Balance, March 31, 2015	7,100,000	7,100	75,400	(106,811)	(24,311)

Net loss, September 30, 2015 (Unaudited)				(43,714)	(43,714)

Balance, September 30, 2015 (Unaudited)	7,100,000	$7,100	$75,400	$(150,525)	$(68,025)

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(43,714)	$(21,386)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	12,500	11,113
Forgiveness of related party debt	-	(3,949)
Changes in operating assets and liabilities:
Increase in accounts payable	14,959	4,850
Increase (decrease) in accrued liabilities	325	(825)
Net cash (used in) provided by operating activities	(15,930)	(10,197)

Cash flows from investing activities:
Acquisition of mineral claim	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	15,930	10,184
Proceeds from stock issuances	-	-
Net cash provided by financing activities	15,930	10,184

Net (decrease) increase in cash	-	(13)
Cash, beginning of the period	-	106
Cash, end of the period	$-	$93

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015

1. Condensed financial statements

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed consolidated balance sheet of the Company as of September 30, 2015, and the related consolidated balance sheet of the Company as of March 31, 2015, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Six months ended September 30, 2015and the condensed consolidated statement of stockholders equity for the period of March 31, 2013 to September 30, 2015 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 audited financial statements and related notes included in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the Six months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

2. Nature of operations

Madison Ventures Inc. ("Company") was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. ("Ocure"), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures (the "Ocure LOI"). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israelto address the Company's requirement for an Israeli company to operate and hold the assets associated with Ocure LOI. The Company has no revenues and has limited operating history.

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

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015

2. Nature of operations (continued)

License Agreement

On February 27, 2015, we entered into a letter of intent (the "Letter of Intent") with Ocure Ltd. ("Ocure"), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continued to negotiate with Ocure. On August 5, 2015, the company entered into an exclusive license agreement (the "License Agreement") with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the "Subsidiary"). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the "License") to Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications (the "Licensed Technology") and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the "Effective Date"), and $150,000 at the later of June 5, 2015 or 18 calendar days after the Effective Date (collectively, the "First $250,000 Tranche"). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 at the later than November 6, 2015or 168 calendar days after the Effective Date, $100,000 at the later than December 4, 2015or 196 calendar days after the Effective Date, and $50,000 at the later than January 8, 2016 or 230 calendar days after the Effective Date. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure's rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of September 30 2015, the Company paid $10,000 upon the execution of the Letter of Intent.

Immediately after the Effective Date of the License Agreement and for a period of one month, the shareholders of Ocure and certain individuals designated by Ocure will have opportunity to purchase up to an aggregate of 1,775,000 shares of the Company's Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of our issued share capital, as of the closing.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subisdiary, its affiliate or sublicensee (the "New Inventions"), the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary will pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense.

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

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015

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

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015

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

4. Due to related party

Due to related parties at September 30, 2015 and March 31, 2015 consisted of the following:

	September 30,	March 31,
	2015	2015

Balance at beginning of period	$25,523	$-
Funds advanced	15,930	29,472
Funds repaid	-	-
Funds forgiven	-	3,949
Balance at end of period	$41,453	$25,523

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

On July 3, 2014, July 8, 2014, July 10, 2014, August 12, 2014, November 12, 2014, November 13, 2014, January 23, 2015, February 27, 2015, March 5, 2015, May 16, 2015, June 17, 2015, June 30, 2015, July 6, 2015 and August 13, 2015 two shareholders of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,092, $2,755, $1,083, $5,000 and $3,000 as a series of unsecured obligations. The funds were used to pay operating expenses of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company.

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2015

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. At September 30, 2015, $11,113 was recorded as an accrued liability for the period May 1 to September, 2015

6. Going concern

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

7. Capital stock

The Company's capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 7,100,000 and 7,100,000 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively.

As of September 30, 2015 and March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

8. Subsequent event

On November 11, 2015, the Chief Scientist of the Israeli Ministry of the Economy provided the final approval to the transfer of all obligations and rights held by Ocure Ltd. of that certain technology of Ocure associated with the exclusively License Agreement negotiated between the Company and Ocure. The Effective Date of the License Agreement is November 11, 2015. The Company, under the terms of the License Agreement is now required to advance the Subsidiary $90,000, which advance was conditional on the Effective Date of the License Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the "Company"), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2015 audited financial statements and related notes included in the Company's Form 10-K (File No. 333-188753; the "Form 10-K"), as filed with the Securities and Exchange Commission on July 14, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of March 31.

Going Concern

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2015 and 2014

We recorded no revenues for the three months ended September 30, 2015 and 2014.

For the three months ended September 30, 2015, total operating costs were $21,887, consisting of consulting and professional fees of $15,287, stock-based compensation of $6,250 and general and administrative expenses of $350. By comparison, for the three months ended September 30, 2014, total operating costs were $17,655, consisting of $11,327 of consulting and professional fees, $6,250 of stock-based compensation and $78 of general and administrative expenses. The loss from operations was $21,887 and $17,655, respectively, during these periods.

Our net loss for the three months ended September 30, 2015 was $21,887, and $17,655 for the three months ended September 30, 2014. The increase is due to a $3,960 increase in consulting and professional fees and a $272 increase in general and administrative expenses for the three months ended September 30, 2015.

Six-Months Ended September 30, 2015 and 2014

We recorded no revenues for the six months ended September 30, 2015 and 2014.

For the six months ended September 30, 2015, total operating costs were $43,714, consisting of consulting and professional fees of $30,864, stock-based compensation of $12,500 and general and administrative expenses of $350. By comparison, for the six months ended September 30, 2014, total operating costs were $25,335, consisting of $14,061 of consulting and professional fees, $11,113 of stock-based compensation and $161 of general and administrative expenses. The loss from operations was $43,714 and $25,335, respectively, during these periods.

Our net loss for the six months ended September 30, 2015 was $43,714, and $21,386 for the six months ended September 30, 2014. The increase is due to a $16,803 increase in consulting and professional fees, a $1,387 increase in stock-based compensation, a $189 increase in general and administrative expenses, and a one-time $3,949 related party debt forgiveness, for the six months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had a cash balance of $0 and deposit on technology license of $10,000, total current liabilities of approximately $78,025 and working capital deficit and stockholders' deficit of approximately $68,025. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Subsequent Events

On November 11, 2015, the Chief Scientist of the Israeli Ministry of the Economy provided the final approval to the transfer of all obligations and rights held by Ocure Ltd. of that certain technology of Ocure associated with the exclusively License Agreement negotiated between the Company and Ocure. The Effective Date of the License Agreement is November 11, 2015. The Company, under the terms of the License Agreement is now required to advance the Subsidiary $90,000, which advance was conditional on the Effective Date of the License Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

(1)	Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333 - 188753), as filed with the Securities and Exchange Commission on May 22, 2013.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: November 18, 2015	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

(1)	Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-188753), as filed with the Securities and Exchange Commission on May 22, 2013.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

