Form 10-Q/A
period 2015-09-30
Madison Ventures Inc.
filed 2016-01-25
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q (this "Amendment") to Madison Ventures Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, originally filed with the Securities and Exchange Commission on November 18, 2015 (the "Original Filing"), is being filed solely for the purpose of correcting an incorrect reference to our disclosure controls and procedures being effective as of September 30, 2015 in Part I, Item 4, Controls and Procedures, "Disclosure Controls and Procedures," of the Original Filing. Except as described above, no other changes have been made to the Original Filing. This Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the filing dates of the Original Filing.

2

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not  effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document (2)

101.SCH *	XBRL Taxonomy Extension Schema Document (2)

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document (2)

_____________________

(1)	Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333 - 188753), as filed with the Securities and Exchange Commission on May 22, 2013.

(2)	Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333 - 188753), as filed with the Securities and Exchange Commission on November 18, 2015.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: January 25, 2016	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document (2)

101.SCH *	XBRL Taxonomy Extension Schema Document (2)

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document (2)
_____________________

(1)	Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-188753), as filed with the Securities and Exchange Commission on May 22, 2013.

(2)	Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333 - 188753), as filed with the Securities and Exchange Commission on November 18, 2015.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

