Form 10-Q
period 2015-12-31
Madison Ventures Inc.
filed 2016-02-22
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 19, 2016, there were 7,100,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the "Company"), contains "forward-looking statements," as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to continue licensing and integrate the technology from Ocure Ltd. Into the Company's b usiness and the Company's need for and ability to obtain additional financing, and other factors over which we have little or no control; and other factors discussed in the Company's filings with the Securities and Exchange Commission ("SEC").

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash	$18,992	$-
Deposit on technology license	-	10,000
Prepaid expenses	-	1,387
Total current assets	18,992	11,387

Investment in technology license	19,486	-
Total assets	$38,478	$11,387

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,227	$9,850
Accrued liabilities	17,363	325
Due to related party	88,467	25,523
Total current liabilities	127,057	35,698
Total Liabilities	127,057	35,698

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 75,000,000 shares authorized of $0.001 par value; 7,100,000 and 7,100,000 shares issued and outstanding as of December 31, 2015 and March 31, 2015	7,100	7,100
Additional paid-in capital	75,400	75,400
Accumulated deficit	(171,086)	(106,811)
Accumulated other comprehensive income	7	-
Total shareholders' deficit	(88,579)	(24,311)
Total liabilities and shareholders' deficit	$38,478	$11,387

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2015	2014

Operating costs:
Consulting and professional fees	$14,622	$3,768
Stock based compensation	6,250	6,250
Other general & administrative expenses	(454)	-
Total operating costs	20,418	10,018

Other income (expense):
Foreign exchange (loss)	(143)	-
Related party debt forgiveness	-	-
Total other income (expense)	(143)	-

Net (loss)	$(20,561)	$(10,018)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	7,100,000	6,850,000

Comprehensive income (loss):
Net loss	$(20,561)	$(10,018)
Other comprehensive income:
Foreign currency translation	7	-

Comprehensive loss	$(20,554)	$(10,018)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended December 31,
	2015	2014

Operating costs:
Consulting and professional fees	$45,486	$17,829
Stock based compensation	18,750	17,363
Other general & administrative expenses	(104)	161
Total operating costs	64,132	35,353

Other income (expense):
Foreign exchange (loss)	(143)	-
Related party debt forgiveness	-	3,949
Total other income (expense)	(143)	3,949

Net (loss)	$(64,275)	$(31,404)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	7,100,000	6,850,000

Comprehensive income (loss):
Net loss	$(64,275)	$(31,404)
Other comprehensive income:
Foreign currency translation	7	-

Comprehensive loss	$(64,268)	$(31,404)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	income	Total

Balance, March 31, 2013	6,850,000	6,850	50,650	(5,352)	-	52,148

Net loss, March 31, 2014	-	-	-	(33,861)	-	(33,861)

Balance, March 31, 2014	6,850,000	6,850	50,650	(39,213)	-	18,287

Shares issued for services	250,000	250	24,750		-	25,000

Net loss, March 31, 2015	-	-	-	(67,598)	-	(67,598)

Balance, March 31, 2015	7,100,000	7,100	75,400	(106,811)	-	(24,311)

Comprehensive loss, December 31, 2015 (Unaudited)	-	-	-	(64,275)	7	(64,268)

Balance, December 31, 2015 (Unaudited)	7,100,000	$7,100	$75,400	$(171,086)	7	$(88,579)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months ended December 31,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(64,275)	$(31,404)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	18,750	17,363
Forgiveness of related party debt		(3,949)
Changes in operating assets and liabilities:
Increase in accounts payable	11,377	4,762
Increase (decrease) in accrued liabilities	(325)	(825)
Net cash (used in) provided by operating activities	(34,473)	(14,053)

Cash flows from investing activities:
Acquisition of technology license	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	53,458	13,947
Proceeds from stock issuances	-	-
Net cash provided by financing activities	53,458	13,947

Effect of exchange rate changes on cash	7	-

Net increase (decrease) in cash	18,992	(106)
Cash, beginning of the period	-	106
Cash, end of the period	$18,992	$-

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2015

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

The unaudited condensed consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated balance sheet of the Company as of March 31, 2015, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Nine months ended December 31, 2015 and the condensed consolidated statement of stockholders equity for the period of March 31, 2013 to December 31, 2015 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2015 audited financial statements and related notes included in the Company's most recent Form 10-K as filed with the Securities and Exchange Commission

Operating results for the Nine months ended December 31, 2015 are not necessarily indicative of the results that can be expected for the year ending March 31, 2016.

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

The success of the Company is dependent upon the development of products for the treatment of anal fissures, the ability of the Company to obtain the necessary financing to complete the acquisition, development and commercialize of the Licensed Technology, and upon future profitable operations.

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

As of December 31, 2015

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

Under the License Agreement, the Company is obligated to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the "Effective Date"), and $150,000 at the later of June 5, 2015 or 18 calendar days after the Effective Date (collectively, the "First $250,000 Tranche"). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 at the later than November 6, 2015 or 168 calendar days after the Effective Date, $100,000 at the later than December 4, 2015 or 196 calendar days after the Effective Date, and $50,000 at the later than January 8, 2016 or 230 calendar days after the Effective Date. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure's rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of December 31 2015, the Company paid $10,000 upon the execution of the Letter of Intent and has paid an additional $9,510 in furtherance of the commercialization of the Licensed Technology. On February 8, 2016, an additional $17,657 was paid in furtherance of the commercialization of the Licensed Technology.

Immediately after the Effective Date of the License Agreement and for a period of one month, the shareholders of Ocure and certain individuals designated by Ocure will have opportunity to purchase up to an aggregate of 1,775,000 shares of the Company's Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of the Company's issued share capital, as of the closing. The right to purchase an aggregate of 1,775,000 shares of the Company's Common Stock expired unexercised, but by mutual agreement the purchase right will be extended under similar terms.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subsidiary, its affiliate or sublicensee (the "New Inventions"), the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary will pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense.

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

As of December 31, 2015

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

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2015

3. Mineral claim (continued)

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

4. Due to related party

Due to related parties at December 31, 2015 and March 31, 2015 consisted of the following:

	December 31,	March 31,
	2015	2015

Balance at beginning of period	$25,523	$-
Funds advanced	62,944	29,472
Funds repaid	-	-
Funds forgiven	-	3,949
Balance at end of period	$88,467	$25,523

On October 31, 2013, November 4, 2013, January 7, 2014 and February 25, 2014 Mr. Art Kerry, the Company's then President, Secretary, Treasurer and a Director, advanced the Company $2,301, $12,000, $4,220 and $5,000, respectively, as an unsecured obligation. The funds were used to pay operating expenses of the Company. The obligation beard no interest, had no fixed term and was not evidenced by any written agreement. On March 28, 2014, Mr. Kerry forgave the $23,521 aggregate amount previously advanced to the Company. On April 2, 2014, Mr. Kerry resigned as the Company's President, Secretary, Treasurer and a Director. On May 22, 2014 Mr. Kerry was directed to close the Company's Canadian bank account which had a balance of $11; Mr. Kerry received the $11 upon its closing. Additionally on June 11, 2014, Mr. Kerry advanced the Company $3,960 to pay prior operating expenses of the Company as an unsecured obligation. Also on June 11, 2014, Mr. Kerry forgave the $3,949 aggregate amount received from and advanced to the Company subsequent to balance forgiven on March 28, 2014. Mr. Kerry is under no obligation to advance funds in the future.

On July 3, 2014, July 8, 2014, July 10, 2014, August 12, 2014, November 12, 2014, November 13, 2014, January 23, 2015, February 27, 2015, March 5, 2015, May 16, 2015, June 17, 2015, June 30, 2015, July 6, 2015, August 13, 2015 and November 17, 2015 two shareholders of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,092, $2,755, $1,083, $5,000, $3,000 and $2,041, a total of $43,494 as of December 31, 2015, as a series of unsecured obligations. The funds were used to pay operating expenses of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company. On February 20, 2016, a shareholder advanced the Company an additional $5,000 to pay operating expenses of the Company.

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2015

4. Due to related party (continued)

On December 3 and 24, 2016 a shareholder of the Company advanced the Company $37,473 and $7,500, a total of $44,973 as of December 31, 2015, under a non-recourse unsecured non-interest bearing term loan due January 31, 2017 (the "Loan"). The Loan anticipates up to an aggregate of $250,000 to be advanced to the Company on or before April 30, 2016. In addition, the shareholder on January 4, 6, and 15, 2016 advanced the Company $7,327, $8,412 and $49,975 under the Loan.

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. At December 31, 2015, $17,363 was recorded as an accrued liability for the period May 1 to December 31, 2015

6. Going concern

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

Madison Ventures Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2015

7. Capital stock

The Company's capitalization is 75,000,000 shares of common stock, with a par value of $0.001 per share, with 7,100,000 and 7,100,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively.

As of December 31, 2015 and March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

8. Subsequent Events

On January 8, 2016, the Company signed a non-recourse unsecured non-interest bearing term loan with a shareholder due January 31, 2017. The Loan anticipates up to an aggregate of $250,000 to be advanced to the Company on or before April 30, 2016.

On January 4, 6 and 15, 2016 a shareholder of the Company advanced the Company $7,327, $8,412 and $49,975 under the Loan agreement.

On February 20, 2016, a shareholder advanced the Company an additional $5,000 to pay operating expenses of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the "Company"), an development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2015 audited financial statements and related notes included in the Company's Form 10-K (File No. 333-188753; the "Form 10-K"), as filed with the Securities and Exchange Commission on July 14, 2015. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute "forward-looking" statements.

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

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this filing is to meet the conditions of the Exclusive License Agreement in order to continue licensing and integrate technology from Ocure related to the development of products and devices for the treatment of anal fissures into our business.

RESULTS OF OPERATIONS

Three-Months Ended December 31, 2015 and 2014

We recorded no revenues for the three months ended December 31, 2015 and 2014.

For the three months ended December 31, 2015, total operating costs were $20,418, consisting of consulting and professional fees of $14,622, stock-based compensation of $6,250 and general and administrative expenses of ($454). By comparison, for the three months ended December 31, 2014, total operating costs were $10,018, consisting of $3,768 of consulting and professional fees and $6,250 of stock-based compensation. There were net losses of $20,561 and $10,018, respectively, during these periods.  The increase in net loss is due to primarily to a $10,854 increase in consulting and professional fees.

Nine-Months Ended December 31, 2015 and 2014

We recorded no revenues for the nine months ended December 31, 2015 and 2014.

For the nine months ended December 31, 2015, total operating costs were $64,132, consisting of consulting and professional fees of $45,486, stock-based compensation of $18,750 and general and administrative expenses of ($104). By comparison, for the nine months ended December 31, 2014, total operating costs were $35,353, consisting of $17,829 of consulting and professional fees, $17,363 of stock-based compensation and general and administrative expenses of $161. There were losses of $64,275 and $31,404, respectively, during these periods.  The increase in net loss is due to primarily to a $27,657 increase in consulting and professional fees.

Liquidity and Capital Resources

At December 31, 2015, we had a cash balance of $18,992, total current liabilities of approximately $127,057 and working capital deficit and stockholders' deficit of approximately $88,579. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Subsequent Events

On January 8, 2016, the Company signed a non-recourse unsecured non-interest bearing term loan with a shareholder due January 31, 2017. The Loan anticipates up to an aggregate of $250,000 to be advanced to the Company on or before April 30, 2016.

On January 4, 6 and 15, 2016 a shareholder of the Company advanced the Company $7,327, $8,412 and $49,975 under the Loan agreement.

On February 20, 2016, a shareholder advanced the Company an additional $5,000 to pay operating expenses of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2015.

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

ITEM 1A.RISK FACTORS

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

MADISON VENTURES INC.
(Name of Registrant)

Date: February 22, 2016	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

