Form 10-Q/A
period 2015-09-30
Madison Ventures Inc.
filed 2016-03-07
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

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

EXPLANATORY NOTE

On December 28, 2015 our company filed an 8-K which confirmed that we have ceased to be a shell company as of November 12, 2015.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: March 4 , 2016	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer
(principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document (2)

101.SCH *	XBRL Taxonomy Extension Schema Document (2)

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document (2)
_____________________

(1)	Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-188753), as filed with the Securities and Exchange Commission on May 22, 2013.

(2)	Filed and incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 333 - 188753), as filed with the Securities and Exchange Commission on November 18, 2015.

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

