Form 10-K
period 2016-03-31
Madison Ventures Inc.
filed 2016-07-18
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

Commission File No. 333-188753

MADISON VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E Sahara Ave Suite 583

Las Vegas, NV 89104

(Address of principal executive offices, zip code)

(866) 239-0577

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

At September 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.

At July 6, 2016, there were 28,400,000 shares of the registrant's common stock outstanding.

MADISON VENTURES INC.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

•	our plans to develop and market a medical device using the license from Ocure Ltd.;
•	our belief that our proposed devices present a novel approach for treating anal fissures that are safe and simple to use by patients with minimal discomfort;
•	our plans to hire industry experts and expand our management team;
•	our belief that our devices will be classified as Class II medical devices and regulations applicable to our business and products; and
•	our beliefs regarding the future of our markets and competitors.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	our ability to effectively develop and market products that we acquire or license;
•	risks inherent in the medical device industry;
•	competition for, among other things, capital, medical device products and skilled personnel; and
•	other factors discussed under the section entitled "Risk Factors".

These risks may cause our company's or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms "we", "us" and "our" refer to Madison Ventures Inc. and our wholly owned subsidiary, Madison-IL Ltd., an Israeli corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure Ltd. ("Ocure"), pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a license agreement to be negotiated between us and Ocure.

On July 9, 2015, 2015 we incorporated Madison-IL Ltd. as our wholly-owned subsidiary under the laws of Israel.

On August 5, 2015, as amended on February 25, 2016, we entered into an exclusive license agreement (the "License Agreement") with Ocure, an Israeli corporation with a principal address at High-Tech Village, Givat Ram Campus, Hebrew University, P.O. Box 39158, Jerusalem 91391, Israel, and Madison-IL Ltd. (the "Subsidiary"), our wholly-owned subsidiary, incorporated in Israel. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the "License") to Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications (the "Licensed Technology") and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

As consideration for the License, we agreed to provide the initial round of $250,000 to the Subsidiary for commercialization of the technology, payable as follows:

•	$10,000 (paid to Ocure at the signing of the letter of intent dated February 27, 2015);
•	$90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the "Effective Date") (paid);
•	$50,000 on or before March 4, 2016 (paid); and
•	$100,000 on or before April 8, 2016 (paid $90,000).

In addition, we agreed to make the second round of an additional $250,000 available to the Subsidiary, provided that Ocure has delivered on its applicable commitments and milestones as set out in the License Agreement, the License will and have continued to be held in force, and that at such time and date, ownership and right to any additional assets (not including the Licensed Technology) then existing in Ocure will be fully transferred to the Subsidiary. The second round will be payable as follows:

•	$100,000 on or before August 12, 2016;
•	$100,000 on or before September 23, 2016; and
•	$50,000 on or before October 28, 2016.

In the event that Ocure does not deliver on its applicable commitments and milestones for us to invest the second round payment to the Subsidiary, and we elect not to pay the second round payment, the License Agreement and the License will be terminated.

In consideration of the License for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subisdiary, its affiliate or sublicensee (the "New Inventions"), we agreed that the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales attributable to the Subsidiary and the Subsidiary's sublicenses. In addition, we agreed that the Subsidiary will promptly pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense.

Under the License Agreement, the shareholders of Ocure and certain individuals designated by Ocure were to have opportunity to purchase and acquire an equity stake in our company that will equate to a collective ownership stake of up to 1,775,000 pre-split shares of our common stock at the par value purchase price of $0.001 per share. This right has expired but the parties intend to extend this right. In addition, we agreed to establish an incentive stock option plan reserving up to 20% of our issued share capital.

The License Agreement provides that the Subsidiary will pay a monthly overhead fee to Van Leer Technology Ventures Jerusalem Ltd., in the amount of $1,000 per month plus VAT, for office overhead services.

The License Agreement provides that the parties will agree upon the terms according to which certain principals of Ocure will, on or before any portion of the second round payment is paid, enter into consulting and service agreements with the Subsidiary. The License Agreement provides that the consulting and service agreements will contain escrow release provisions and repurchase rights to govern the common shares issuable to the principals (10% to be released 30 days from the date of the second round payment with 10% being released every 90 days thereafter).

Following the consummation of the second round payment, we agreed to establish a board of directors consisting of five individuals (three representatives on behalf of Ocure and two representatives on behalf of our company) and procure director & officer liability insurance.

The closing of the License Agreement was subject to certain conditions, including:

•	Ocure providing us with certain materials relating to the budgets and milestones to be met by Ocure;
•	Obtaining all corporate and/or third party approvals required;
•	Obtaining the approval of the Office of the Chief Scientist of the Israeli Ministry of the Economy (the "OCS") to Ocure's performance of the License Agreement; and
•	Our paying $90,000, the second tranche of the initial round of payment.

The License Agreement will continue, on a country-by-country basis, until the later of: (a) the date of expiration of the last to expire of Ocure's rights in Ocure patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of 15 years from the date of making the First Commercial Sale in such country; unless sooner terminated pursuant to the terms of the License Agreement. Should an Ocure patent expire prior to 15 years from the date of the First Commercial Sale in a particular country or countries, the License in that country or those countries will be deemed a License to the know-how and/or any other intellectual property rights which are not patents and are deemed part of the Licensed Technology. Thereafter, the Subsidiary will have an irrevocable option to obtain an exclusive license to the Licensed Technology by agreeing to pay Ocure 50% of the royalty and non-sale based sublicense consideration. A "First Commercial Sale" means the first sale of a product whose manufacture, use or sale is covered by the Licensed Technology and receipt of the sale proceeds by the Subsidiary, its affiliate or a sublicensee after receipt of all governmental and other regulatory approvals required to market and sell such product have been obtained in the country in which such product is sold.

The Subsidiary at its option, may terminate the License Agreement at any time by giving 90 days prior written notice to Ocure of the Subsidiary's intent to terminate.

Ocure, at its option, may terminate the License Agreement as follows:

•	Upon the Subsidiary's failure to cure a monetary breach of more than $10,000 within 90 days after receiving written notice of such breach from Ocure; or
•	Upon the Subsidiary's failure to cure a breach of a material term (other than a monetary breach) within 180 days after receiving written notice of such breach from Ocure; or
•	If an examination by Ocure's accountant shows an underreporting or underpayment by the Subsidiary in excess of 20% for any 12 month period; or
•

If the Subsidiary provides any false report, which has not been corrected within 60 days after written notice by Ocure or within 60 days after the Subsidiary becomes aware that false information has been provided, whichever occurs earlier.

In addition, if our company or the Subsidary passes a resolution for voluntary winding up or a winding up application is made against it and not set aside within 60 days, or if a receiver or liquidator is appointed and has not been removed within 60 days, or enters into winding up or insolvency or bankruptcy proceedings which have not been set aside within 60 days, all duties of Ocure and all rights (but not duties) of the Subsidiary under the License Agreement will immediately terminate without the necessity of any action being taken by Ocure or by the Subsidiary; and in addition, upon the Subsidiary passing a resolution to wind up, Ocure, at its option, may terminate the License Agreement immediately upon written notice to the Subsidiary.

On November 12, 2015, Ocure received the approval by the Office of the Chief Scientist of the Israeli Ministry of the Economy of Ocure's performance of the License Agreement, which approval was the condition precedent to the respective obligations of each party to the License Agreement. Accordingly, the Effective Date of the License Agreement is November 12, 2015.

Effective April 11, 2016, we effected a four for one forward stock split of our authorized and issued and outstanding shares of common stock. As a result, our authorized common stock has increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, to 300,000,000 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has increased from 7,100,000 to 28,400,000.

Our Current Business

On August 5, 2015, as amended February 25, 2016, our company and Madison-IL Ltd. entered into an exclusive license agreement with Ocure to license Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

With this licensing we are focusing our efforts on the development of products for the treatment of anal fissures. We abandoned our efforts in the mineral exploration industry.

Based on the licensed technology, we intend to develop and produce propriety devices that present a novel approach for treating anal fissures that is safe and simple to use by patients with minimal discomfort.

The device that we intend to develop and market is a flexible medical foam wrapped with semi- occlusive wound dressing serving as a physical barrier to cover the anal fissure and maintain a moist physiological environment at the fissure lesion to provide optimal healing conditions. The rationale for our proposed device is that preserving the moist physiological environment in the injured lesion prevents fissure drying, promotes re-epithelialization and reduces the local pain in the rectum. This allows relieve of the anal spasm and accelerates the healing of the fissure wound. Insertion of the device is done with a specifically designed applicator to allow easy and accurate placement of the device in the anal canal. The device is intended to stay in the anal canal up to 24 hours. The device naturally exits the anal canal during bowel movement or is replaced manually after 12 hours. The device is intended for one-time use and is provided in a kit with a set of ten semi-occlusive wound dressings for 10-day treatment.

Since entering into the License Agreement, we have developed the devices and started the manufacturing process, based on past drawing and design we had from the past Ocure production, with some variations to accommodate changes in the raw materials. New mold for the applicator was designed and the test injection production passed successfully.

Our activities in Israel are focused on advancement of clinical studies and production of product for use in clinical studies. The clinical studies are being carried out at the Wolfson Medical Centre in Israel and in the Hospital Sagrat Cor in Barcelona, Spain.

In the regulatory arena, we approached the Ministry of Health in Israel, and we expect to receive the Helsinki approval to start treating patients in Wolfson Hospital in Israel. If we receive the approval, we plan to treat 25 patients during the coming four months. Moreover, we have an agreement with Hospital Sagrat Cor, a medical centre in Barcelona, Spain, to treat additional 25 patients. With these two centers, we believe we will be able to approach distribution channels in Israel and Europe to market these devices.

Marketing

Following completion of clinical approval, we intend to distribute our products mainly through distributors worldwide.

Market

Anal fissure represents a widespread anorectal problem encountered in the clinical practice and in non-clinical settings. Chronic anal fissures can occur in all age groups, though it is more common in young healthy adults. Annually, over four million people in the United States suffer from anal fissures. Based on current available treatments, about 750,000 patients are clinically treated in the United States. It is approximated that anal fissure represents 6% to 15% of all visits in colorectal units. Today, pharmacological treatments for anal fissure suffer from limited efficacy, side effects, high recurrences and patient dissatisfaction, while surgery treatment is more effective but causes irreversible damage to the anal muscles and carries a risk of fecal incontinence. We believe that currently, there is a significant medical need for a safe, non-invasive and effective treatment that will help to minimize pain, promote the healing of the fissure and reduce treatment duration.

Competition

We believe that our proposed devices present a novel approach for treating anal fissures that are safe and simple to use by patients with minimal discomfort. The alternative treatments of anal fissure are based on drugs and surgical procedures.

The conventional therapies are:

Glyceryl trinitrate (Rectogesic): Side effects include severe headaches, blood pressure changes. Success rate is low and there is a slow healing process, if at all, of 6 to 8 weeks. The recurrence rate is as high as 50%. This is an off-label use of the drug administered, which is used twice a day.

Calcium channels blockers suffer from similar issues such as slow healing rates of 6 to 8 weeks, low success rate a recurrence rate of 40 to 60%. Drug administration is four times daily.

Botulinum toxin is expensive costing over $500 per shot. The recurrence rate is high at 40-55%. It is invasive and there is risk of temporary incontinence as well as the risk of abscess development.

The healing rate of medical therapy is only 40 - 60%, there are no approved treatments for anal fissure in the United States, and there is lack in industrial manufacturing of Nifedipine ointment in Europe.

Surgical procedures: Between 20% to 30% of chronic patients undergo an operation. There are over 100,000 operations conducted annually in the United States. Most anal fissure surgeries are performed in private clinics.

Research and Development Expenditures

We did not incur expenditures in research and development activities over the last two fiscal years. We intend to dedicate some of our capital to research and development in order to establish product sales in the foreseeable future.

Employees

We currently have no employees other than our sole director and officer. The company has 4 consultants who perform the duties required of the company. Amos Bar-Shalev is the CEO, and provides management services. Vered Caplan provides business development services, including fundraising and co-operative ventures with other medical companies. Ze'ev Cohen is in charge of Research and Development and production. Miri Sani is managing director, clinical studies and regulatory affairs. We also may engage experts in medical device industry and in general business to advise us in various capacities.

Intellectual Property

Our proposed device and related concept are covered by two broad patents maintained in the United States and Europe:

1.

Medical Instrument of treating and/or diagnosing of anorectal disorders, and devices and methods of insertion of such: pending in the United States, Europe and Israel. TITLE: A DEVICE AND METHOD FOR THE PROLONGED DELIVERY OF AN ACTIVE AGENT TO A BODY CAVITY Applicant: BRAVER David. The European Patent Application No. 07713261.1 was filed: February 15, 2007 and US Patent Appl. No. 12/279,362 was filed: February 15, 2007

2.	MEDICAL INSTRUMENTS OF TREATING AND/OR DIAGNOSING OF ANORECTAL DISORDERS, AND DEVICES AND METHODS... By Ocure Ltd. [BRAVER David et al]

European Patent Application No. 11770171.4 Filed August 25, 2011

U.S. Patent Application No. 13/818,692 Filed August 25, 2011

The first patent describes the entire concept of the use of the device, while the second patent focuses on the unique design developed by Ocure.

Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sublicensable, worldwide, license to Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications listed above and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the licensed technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Government Regulations

We anticipate that our products and operations will be subject to extensive and rigorous regulation by U.S. Food and Drug Administration ("FDA") and countries or regions in which we market our products.

United States

The FDA regulates the development, testing, manufacturing, labeling, storage, recordkeeping, promotion, marketing, distribution, and service of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets and the importation of medical devices manufactured abroad.

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or FDCA, also referred to as a 510(k) clearance, or approval from the FDA of a pre-market approval ("PMA") application. Both the 510(k) clearance and PMA processes can be expensive, and lengthy, and require payment of significant user fees, unless an exemption is available.

Under the FDCA, medical devices are classified into one of three classes-Class I, Class II or Class III-depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations, referred to as General Controls, which require compliance with the applicable portions of the FDA's Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices, also called Class I reserved devices, also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

Class II devices are those that are subject to the General Controls, as well as Special Controls, which can include performance standards, guidelines and postmarket surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification, demonstrating that the device is "substantially equivalent," as defined in the statute, to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or
•	another commercially available, similar device that was cleared through the 510(k) process.

To be "substantially equivalent," the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence.

After a 510(k) notice is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) notification. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) notification within 90 days of receiving the 510(k) notification. As a practical matter, clearance often takes longer, and clearance is never assured. Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer's determination. If the FDA disagrees with a manufacturer's determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. If the FDA requires us to seek 510(k) clearance or approval of a PMA application for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s). In addition, the FDA is currently evaluating the 510(k) process and may make substantial changes to industry requirements.

If the FDA determines that the device is not "substantially equivalent" to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA approval process, or seek reclassification of the device through the de novo process. Pursuant to amendments to the statute in 2012, a manufacturer can also submit a petition for direct de novo review if the manufacturer is unable to identify an appropriate predicate device and the new device or new use of the device presents a moderate or low risk. We expect that our proposed device will be classified as Class II device and intend to submit a petition for direct de novo review for our proposed device.

Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA's satisfaction. Accordingly, a PMA application typically includes, but is not limited to, extensive technical information regarding device design and development, pre-clinical and clinical trial data, manufacturing information, labeling and financial disclosure information for the clinical investigators in device studies. The PMA application must provide valid scientific evidence that demonstrates to the FDA's satisfaction reasonable assurance of the safety and effectiveness of the device for its intended use.

In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include establishment registration and device listing with the FDA; compliance with medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. The FDA and the Federal Trade Commission ("FTC") also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we are subject.

Our manufacturing processes are required to comply with the FDA's Good Manufacturing Practice ("GMP") requirements contained in its Quality System Regulation ("QSR") and associated regulations and guidance. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer's own procedures, specifications and testing as well as distribution and postmarket experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the United States. A company's facilities, records, and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA, which may issue reports known as Forms FDA 483 or Notices of Inspectional Observations which list instances where the FDA inspector believes the manufacturer has failed to comply with applicable regulations and/or procedures. If the observations are sufficiently serious or the manufacturer fails to respond appropriately, the FDA may issue Warning Letters, or Untitled Letters, which are notices of intended enforcement actions against the manufacturer. If a Warning Letter or Untitled Letter is not addressed to the satisfaction of the FDA, or if the FDA becomes aware of any other serious issue with a manufacturer's products or facilities, it could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the United States, and may adversely affect the reputation of the manufacturer and the product. In the United States, routine FDA inspections usually occur every two years, and may occur more often for cause.

To a greater or lesser extent, most other countries require some form of quality system and regulatory compliance, which may include periodic inspections, inspections by third party auditors, and specialized documentation. Failure to meet all the requirements of these countries could jeopardize our ability to import, market, support and receive reimbursement for the use of our products in these countries.

In addition to the above, we may seek to conduct clinical research on products that have not yet been cleared or approved for particular indications in clinical studies or trials in the United States or other countries. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board ("IRB"). Failure to comply with all regulations governing such studies could subject the company to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.

Products manufactured outside the United States by or for us are subject to U.S. Customs and FDA inspection upon entry into the United States. We must demonstrate compliance of such products to U.S. regulations and carefully document the eventual distribution or re-exportation of such products. Failure to comply with all applicable regulations could prevent us from having access to products or components critical to the manufacture of finished products and lead to shortages and delays.

Foreign Regulation

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes which are substantially longer than U.S. processes. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

Commercialization of medical devices in Europe is regulated by the European Union ("EU"). Similar to the U.S., the EU recognizes different class of medical devices. The EU recognizes Class I, Class IIa, Class IIb or Class III medical devices, with the classification determination depending on the amount of potential risk to the patient associated with use of the medical device. Classification involves rules found in the EU's Medical Device Directive. Key questions of relevance include the degree of the device's contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are as follows:

•	Class I, which are considered low risk devices, such as wheelchairs and stethoscopes, and require pre-market notification prior to placing the devices onto the EU market;
•

Class IIa, which are considered low-medium risk devices and require certification by a Notified Body (which is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements);

•	Class IIb, which are considered medium-high risk devices and require certification by a Notified Body; and
•	Class III, which are considered high-risk devices and require certification by a Notified Body.

We anticipate that our proposed device would be classified as a Class IIa medical device based on the EU's medical device classes.

The EU presently requires that all medical products bear the Conformit Europ enne ("CE") mark, for compliance with the Medical Device Directive (93/42/EEC) as amended. The CE mark is an international symbol of adherence to certain essential principles of safety and performance mandated in applicable European medical device directives, which once affixed, enables a product to be sold in member countries of the EU and those affiliated which accept the CE mark. The CE mark is also recognized in many countries outside of the EU, such as Australia, and can assist in the clearance process. In order to affix the CE mark on products, a recognized European Notified Body must certify a manufacturer's quality system and design dossier for compliance with international and European requirements.

If we modify our existing products or develop new products in the future, we may need to apply for authorization to affix the CE mark to such products. We do not know whether we will be able to obtain authorization to affix the CE mark for new or modified products or whether we will continue to meet the safety and performance standards required to maintain the authorizations we have already received. If we are unable to maintain authorizations to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the EU or those whose marketing authorizations are based on the CE Mark.

Regulations in other countries, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Certain countries have their own regulatory agencies. These regulations typically require regulatory approvals and compliance with extensive safety and quality system regulations. Failure to obtain regulatory approval in any foreign country in which we plan to market our products, or failure to comply with any regulation in any foreign country in which we market our products, may negatively impact our ability to generate revenue and harm our business. In addition, local regulations may apply which govern the use of our products and which could have an adverse effect on our product utilization if they are unfavorable. All such regulations are revised from time to time and in general are increasing in complexity, and in the scope and degree of documentation and testing required. There can be no assurance the outcomes from such documentation and testing will be acceptable to any particular regulatory agency or will continue to be acceptable over time. There are further regulations governing the importation, marketing, sale, distribution, use and service as well as the removal and disposal of medical devices. Failure to comply with any of these regulations could result in sanctions, fines and prevent us from marketing our products in these regions.

Other Healthcare Laws

We may also be subject to federal and state healthcare laws and regulations pertaining to fraud and abuse, physician payment transparency and privacy and security laws and regulations. If our operations are found to violate any of the laws described above or any other laws and regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to market our products and materially adversely affect our business, results of operations and financial condition. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not generated any revenue from operations since our incorporation. We expect that our operating expenses will increase over the next 12 months as we ramp-up our business. As we cannot assure a lender that we will be able to successfully develop our products, we will almost certainly find it difficult to raise debt financing from traditional lending sources. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. As of March 31, 2016, we had total current liabilities of $256,975. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

In its report on the financial statements for the year ended March 31, 2016, our independent auditor included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Because our sole director and officer is not a resident of the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our sole director and officer.

Our sole director and officer is not a resident of the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our sole director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the medical device industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We have no employment or compensation agreements with our sole director and officer and as such he may have little incentive to devote time and energy to the operation of our company.

Our sole director and officer is not subject to any employment or compensation agreement with our company. Therefore, it is possible that he may decide to focus his efforts on other projects or companies which have a higher economic benefit to him. Currently, he is not obligated to spend any time at all on our business and could opt to leave our company for other opportunities or focus on other business which could negatively impact our ability to succeed. We do not have any expectation that our sole director or officer will enter into an employment or compensation agreement with our company in the foreseeable future and the loss of our sole director and officer may be highly detrimental to our ability to conduct ongoing operations.

Risks Relating to our Operations in Israel

Conditions in Israel and the surrounding Middle East may materially adversely affect our subsidiary's operations and personnel.

We anticipate that our subsidiary will have significant operations in Israel, including research and development. Since the establishment of the State of Israel in 1948, a number of armed conflicts and terrorist acts have taken place, which in the past, and may in the future, lead to security and economic problems for Israel. In addition, certain countries in the Middle East adjacent to Israel, including Egypt and Syria, recently experienced and some continue to experience political unrest and instability marked by civil demonstrations and violence, which in some cases resulted in the replacement of governments and regimes. Current and future conflicts and political, economic and/or military conditions in Israel and the Middle East region may affect our operations in Israel. The exacerbation of violence within Israel or the outbreak of violent conflicts involving Israel may impede our subsidiary's ability to engage in research and development, or otherwise adversely affect its business or operations. In addition, our subsidiary's future employees in Israel may be required to perform annual mandatory military service and be subject to being called to active duty at any time under emergency circumstances. The absence of these employees may have an adverse effect on our subsidiary's operations. Hostilities involving Israel may also result in the interruption or curtailment of trade between Israel and its trading partners, which could materially adversely affect our results of operations.

The ability of our subsidiary to pay dividends is subject to limitations under Israeli law and dividends paid and loans extended by our subsidiary may be subject to taxes.

The ability of our subsidiary to pay dividends is governed by Israeli law, which provides that dividends may be paid by an Israeli corporation only out of its earnings as defined in accordance with the Israeli Companies Law of 1999, provided that there is no reasonable concern that such payment will cause such subsidiary to fail to meet its current and expected liabilities as they come due. Cash dividends paid by an Israeli corporation to United States resident corporate parents are subject to provisions of the Convention for the Avoidance of Double Taxation between Israel and the United States, which may result in our subsidiary having to pay taxes on any dividends it declares.

Risks Relating to Our Business

The License Agreement may be terminated.

In the event that Ocure does not deliver on its applicable commitments and milestones for us to invest the second round payment to the Subsidiary, and we elect not to pay the second round payment, the License Agreement and the License will be terminated. If the License Agreement is terminated, our business may be materially adversely affected. Ocure may also terminate the License Agreement if we breach certain terms of the License Agreement.

Our business may be affected by unfavorable publicity or lack of consumer acceptance.

We are highly dependent upon consumer acceptance of the safety, efficacy and quality of our products. Consumer acceptance of a product can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or to any of our products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less than favorable or that may question earlier favorable research or publicity could have a material adverse effect on our ability to generate revenue. Adverse publicity in the form of published scientific research, statements by regulatory authorities or otherwise, whether or not accurate, that associates the use of our product with adverse effects, or that questions the benefits of our product or a similar product, or that claims that our products are ineffective, could reduce market acceptance of our products and could result in decreased product demand and could have a material adverse effect on our business, reputation, financial condition or results of operations.

If we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new products and businesses in a timely manner. There are numerous difficulties in, developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;
•	failure to receive requisite regulatory approvals for such products in a timely manner or at all;
•

developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays or unanticipated costs;
•	significant and unpredictable changes in the payer landscape, coverage and reimbursement for our products;
•	experiencing delays as a result of limited resources at FDA or other regulatory agencies; and
•	changing review and approval policies and standards at FDA and other regulatory agencies.

As a result of these and other difficulties, products in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. If any of our products are not approved in a timely fashion or, when acquired or developed and approved, cannot be successfully manufactured, commercialized or reimbursed, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our expenditures may not result in commercially successful products.

We cannot be sure our business expenditures will result in the successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful acquisition, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the medical device industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the medical device industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our products are subject to a lengthy and uncertain U.S. regulatory review process. If we do not obtain and maintain the necessary U.S. regulatory authorizations, we will not be able to provide our products in the United States.

Our products and operations are subject to extensive regulation in the United States by the U.S. Food and Drug Administration or FDA. The FDA regulates the development, bench and clinical testing, manufacturing, labeling, storage, record keeping, promotion, sales, distribution and postmarket support and reporting of medical devices in the United States to ensure that medical products distributed in the United States are safe and effective for their intended uses. In order for us to market certain products for use in the United States, we generally must first obtain clearance from the FDA pursuant to the Federal Food Drug and Cosmetic Act. Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status. Clearance under the de novo review requires that a new device presents a moderate or low risk.

In addition, if we develop products in the future that are not considered to be substantially equivalent to a device with 510(k) clearance or grandfathered status or presenting more than a moderate or low risk, we will be required to obtain FDA approval by submitting a PMA. The FDA may not act favorably or quickly in its review of our 510(k), de novo review or PMA submissions, or we may encounter significant difficulties and costs in our efforts to obtain FDA clearance or approval, all of which could delay or preclude sale of new products in the United States. Furthermore, the FDA may request additional data or require us to conduct further testing, or compile more data, including clinical data and clinical studies. Regulatory policy affecting our products can change at any time. The changes and their impact on our business cannot be accurately predicted. Changes in the FDA 510(k) or de novo review process could make approval more difficult to obtain, increase delay, add uncertainty and have other significant adverse effects on our ability to obtain and maintain approval for our products. The FDA may also, instead of accepting a 510(k) or de novo review submission, require us to submit a PMA, which is typically a much more complex, lengthy and burdensome application. To support a PMA, the FDA would likely require that we conduct one or more clinical studies to demonstrate that the device is safe and effective. In some cases such studies may be requested for non-PMA submissions as well. We may not be able to meet the requirements to obtain 510(k) or de novo review clearance or PMA approval, in which case the FDA may not grant any necessary clearances or approvals. In addition, the FDA may place significant limitations upon the intended use of our products as a condition to a 510(k) or de novo review clearance or PMA approval. Product applications can also be denied or withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following clearance or approval. Any delays or failure to obtain FDA clearance or approvals of new products we develop, any limitations imposed by the FDA on new product use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to various international regulatory processes and approval requirements. If we do not obtain and maintain necessary international regulatory approvals, we will not be able to provide our products in foreign countries.

To be able to provide our products in other countries, we must obtain regulatory approvals and comply with the regulations of those countries which may differ substantially from those of the United States. These regulations, including the requirements for approvals and the time required for regulatory review, vary from country to country. Obtaining and maintaining foreign regulatory approvals is complex, and we cannot be certain that we will receive regulatory approvals in any foreign country in which we plan to market our products, or to obtain such approvals on a favorable schedule. If we fail to obtain or maintain regulatory approval in any foreign country in which we plan to market our products, our ability to generate revenue will be harmed.

The EU requires that manufacturers of medical products obtain the right to affix the CE mark to their products before selling them in member countries of the EU. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the authorization to affix the CE mark to products, a manufacturer must obtain certification that its processes meet certain European quality standards. If we are unable to obtain permission to affix the CE mark to our products, we will not be able to sell our products in member countries of the EU and many affiliated countries that accept the CE mark, which would have a material adverse effect on our results of operations. Some member states of the European Union have additional requirements for registration and notification which may add to the time and effort to obtain market access. In addition, the regulations applied to end users of our products may increase over time, forcing us to provide additional solutions to regulations which do not apply directly to us, but which apply indirectly as they may limit our customers' ability to use our products.

We operate in a competitive industry and may face competition from potential competitors that develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours.

Our potential competitors may develop products, treatments or procedures that are similar, more advanced, safer or more effective than ours. The medical device industry is very competitive and subject to significant technological and practice changes. We expect to face competition from many different sources with respect to our existing products and products that we may seek to develop or commercialize in the future.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products, treatments or procedures that are safer, more effective, are more convenient or are less expensive than our existing products or any product that we may develop. Many of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we may have. Mergers and acquisitions in the medical device industry market may result in even more resources being concentrated among a smaller number of our potential competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

To successfully market and sell our products, we must address many issues with which we have little or no experience.

Over the long term, we intend to grow our business in the United States and internationally, and to do so we will need to attract distributors or expand our sales operations to effectively sell our products. Distributors may not commit the necessary resources to market and sell our products in accordance with our expectations. If future distributors do not perform adequately, or we are unable to locate distributors for particular geographic areas, we may not realize expected long term revenue growth. Sales of our products are subject to a number of risks, including:

•	varying coverage and reimbursement processes and procedures;
•	difficulties in staffing and managing foreign operations;
•	reduced protection for intellectual property rights in some countries;
•	export restrictions, trade regulations and foreign tax laws;
•	fluctuating foreign currency exchange rates;
•	foreign certification and regulatory requirements;
•	lengthy payment cycles and difficulty in collecting accounts receivable;
•	customs clearance and shipping delays;
•	political and economic instability; and
•	preference for locally produced products.

If one or more of these risks is realized, it could require us to dedicate significant resources to remedy the situation, our plan to market and sell our products may fail and our financial performance may suffer as a result.

We anticipate that we will depend on limited or single source suppliers and vendors for components and services used in the manufacture of our products, and the partial or complete loss of these suppliers or vendors could cause customer supply or production delays and a substantial loss of revenues.

We anticipate that we will depend on limited or single source suppliers for certain key components, and limited vendors for certain services, used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Any of these limited or single source suppliers or vendors could stop producing or supplying our components or stop performing services used to manufacture our products, cease operations or be acquired by, or enter into exclusive arrangements with, one or more potential competitors. As a result, these suppliers and vendors could stop providing components or services to us at commercially reasonable prices, or at all. Because there are a limited number of suppliers and vendors that manufacture the components and provide the services used to manufacture our products, it may be difficult to quickly identify alternate suppliers or vendors or to qualify alternative components or services on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected, which could result a substantial loss of revenue.

In the future, we may be subject to product liability and negligence claims relating to the use of our products that could be expensive, divert management's attention and harm our business.

Our business exposes us to significant risks of product liability claims, which are inherent to the medical device industry. Claims could be brought against us if use or misuse of our device causes, or merely appears to have caused, personal injury or death. Product liability claims may be brought by individuals or by groups seeking to represent a class. Future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition, results of operations.

We may be subject to product recalls that could negatively affect our business.

We may be subject to product recalls, withdrawals or seizures if any of our products are believed to cause injury or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale or distribution of our products. A recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brand and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of our products would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations.

Risks Relating to Our Common Stock

Because we can issue additional shares of common stock, our stockholders may experience dilution in the future.

We are authorized to issue up to 300,000,000 shares of common stock, of which 28,400,000 shares of common stock are issued outstanding as of July 6, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTC Pink marketplace is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal administrative offices are located at 1810 E Sahara Ave Suite 583, Las Vegas, NV 89104..

We don't use principal offices for our Israel subsidiary, however, we have been able to use the offices of our consultant Miri Sani when required for meetings and other purposes. Our activities in Israel are focused on advancement of clinical studies and production of product for use in clinical studies. The clinical studies are being carried out in the Wolfson Medical Centre in Israel and in the Hospital Sagrat Cor in Barcelona, Spain.

ITEM 3. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our properties, or the properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 30, 2013, our shares of common stock have been quoted on the OTC Pink marketplace of OTC Markets Group, under the stock symbol "MAVT". The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
QUARTER ENDED	HIGH	LOW

March 31, 2016	$4.20	$0.15
December 31, 2015	$1.05	$0.10
September 30, 2015	$0.10	$0.10
June 30, 2015	$0.10	$0.10
March 31, 2015	$0.10	$0.10
December 31, 2014	$0.10	$0.10
September 30, 2014	$0.10	$0.10
June 30, 2014	$0.00	$0.00

Transfer Agent

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, and whose telephone number is (813) 344-4490.

Holders

As of July 6, 2016, we had 28,400,000 shares of our common stock issued and outstanding held by approximately 14 holders of record.

Dividends

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure, pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a license agreement to be negotiated between us and Ocure.

On August 5, 2015, as amended February 25, 2016, our company and Madison-IL Ltd. entered into an exclusive license agreement with Ocure to license Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

With this licensing we are focusing our efforts on the development of products for the treatment of anal fissures. We abandoned our efforts in the mineral exploration industry.

Based on the licensed technology, we intend to develop and produce propriety devices that present a novel approach for treating anal fissures that is safe and simple to use by patients with minimal discomfort.

Going Concern

To date we have little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain and implement our initial business plan. Our ability to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

We plan to raise additional funds through debt or equity offerings. There is no guarantee that we will be able to raise any capital through this or any other offerings.

Plan of Operation

Our plan of operation for the twelve months is to meet the conditions of the License Agreement in order to continue licensing and integrate technology from Ocure related to the development of products and devices for the treatment of anal fissures into our business.

Results of Operations

We recorded no revenues for the years ended March 31, 2016 and 2015.

For the year ended March 31, 2016, total operating costs were $88,545, consisting of consulting and professional fees of $57,322, stock-based compensation of $25,000 and general and administrative expenses of $6,223. By comparison, for the year ended March 31, 2015, total operating costs were $46,563, consisting of $22,465 of consulting and professional fees, $23,613 of stock-based compensation and general and administrative expenses of $485. There were net losses of $87,858 and $67,598, respectively, during these periods. The increase in net loss is due to primarily to a $34,857 increase in consulting and professional fees.

Liquidity and Capital Resources

At March 31, 2016, we had a cash balance of $66,795, total current liabilities of approximately $256,975 and working capital deficit and stockholders' deficit of approximately $112,245. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMANTARY DATA

MADISON VENTURES INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PLS CPA, A Professional Corp.

◆ 4725 MERCURY STREET SUITE 210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Madison Ventures Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Madison Ventures Inc. and subsidiary (the "Company") as of March 31, 2016 and 2015 and the related consolidated financial statements of operations, changes in shareholder's equity and cash flows for the years ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, thefinancial position of Madison Venture Inc. and it's subsidiary as of March 31, 2016 and 2015, and the results of its consolidated operation and its cash flows for the years ended March 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 18, 2016

San Diego, CA

Registered with the Public Company Accounting Oversight Board

MADISON VENTURES INC.

Consolidated Balance Sheets

	March 31,	March 31,
	2016	2015

ASSETS
Current assets:
Cash	$66,795	$-
Deposit on Technology License	-	10,000
Prepaid expenses	2,100	1,387
Miscellaneous receivable	4,837	-
Total current assets	73,732	11,387

Investment in technology license	70,998	-
Total assets	$144,730	$11,387

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$19,915	$9,850
Accrued liabilities	23,618	325
Due to related party	213,442	25,523
Total current liabilities	256,975	35,698
Total Liabilities	256,975	35,698

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value;
28,400,000 and 28,400,000 shares issued and outstanding as of
March 31, 2016 and 2015	28,400	28,400
Additional paid-in capital	54,100	54,100
Accumulated deficit	(194,669)	(106,811)
Accumulated other comprehensive income (loss)	(76)	-
Total shareholders' equity (deficit)	(112,245)	(24,311)
Total liabilities and shareholders' equity (deficit)	$144,730	$11,387

The accompanying notes are an integral part of these consolidated financial statements.

MADISON VENTURES INC.

Consolidated Statements of Operations

	Years Ended March 31,
	2016	2015

Operating costs:
Consulting and professional fees	57,322	22,465
Stock based compensation	25,000	23,613
Other general & administrative expenses	6,223	485
Total operating costs	88,545	46,563

Other income (expense):
Foreign exchange gain	687
Related party debt forgiveness	-	3,949
Loss on mineral claim	-	(24,984)
Total other income (expense)	687	(21,035)

Net (loss) income	$(87,858)	$(67,598)

Loss per common share:
Basic and diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	28,400,000	27,400,000

Comprehensive income (loss):
Net (loss)	$(87,858)	$(67,598)
Other comprehensive income:
Foreign currency translation	(76)	-

Comprehensive (loss)	$(87,934)	$(67,598)

The accompanying notes are an integral part of these financial statements

MADISON VENTURES INC.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2014	27,400,000	27,400	30,100	(39,213)	-	18,287

Shares issued for services	1,000,000	1,000	24,000		-	25,000

Net loss, March 31, 2015	-	-	-	(67,598)	-	(67,598)

Balance, March 31, 2015	28,400,000	28,400	54,100	(106,811)	-	(24,311)

Comprehensive loss, March 31, 2016	-	-	-	(87,858)	(76)	(87,934)

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	(76)	$(112,245)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 approved four to one forward stock split (see note 8).

The accompanying notes are an integral part of these financial statements.

MADISON VENTURES INC.

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(87,858)	$(67,598)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on mineral claim	-	(24,984)
Stock accrued as employee compensation	23,613	23,613
Forgiveness of related party debt	-	(3,949)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(713)	-
(Increase) in miscellaneous receivable	(4,713)	-
Decrease (increase) in deposit on technology license	10,000	(10,000)
Increase in accounts payable	9,974	3,872
(Decrease) in accrued liabilities	(321)	(500)
Net cash (used in) provided by operating activities	(50,018)	(29,578)

Cash flows from investing activities:
Acquisition of technology license	(70,998)	-
Net cash (used in) investing activities	(70,998)	-

Cash flows from financing activities:
Proceeds from related parties	187,919	29,472
Proceeds from stock issuances	-	-
Net cash provided by financing activities	187,919	29,472

Effect of exchange rate changes on cash	(108)	-

Net increase (decrease) in cash	66,795	(106)
Cash, beginning of the year	-	106
Cash, end of the year	$66,795	$-

Non-cash investing and financing activities	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2016

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

Fair Value of Financial Instruments

Codification topic 825, "Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2016 and 2015 approximate their respective fair values because of the short-term nature of these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company's Israel subsidiaries is the applicable local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts and cash flow items using a weighted-average exchange rate during the reporting period. Adjustments resulting from translation are included in accumulated comprehensive income (loss), a separate component of shareholders' equity (deficit). Gains or losses resulting from transactions denominated in foreign currencies are included in other income and expense, net in the consolidated statements of operations.

License Agreement

On February 27, 2015, we entered into a letter of intent (the "Letter of Intent") with Ocure Ltd. ("Ocure"), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continued to negotiate with Ocure. On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the "License Agreement") with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the "Subsidiary"). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the "License") to Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications (the "Licensed Technology") and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the "Effective Date"), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8,2016 (collectively, the "First $250,000 Tranche"). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure's rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of March 31, 2016, the Company has advanced $131,850 to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. On May 30 and June 8, 2016, an additional $10,000 and $80,000, respectively, was advanced to the Subsidiary in furtherance of the commercialization of the Licensed Technology.

Immediately after the Effective Date of the License Agreement and for the period ending March 31, 2016 (as amended), the shareholders of Ocure and certain individuals designated by Ocure will have opportunity to purchase up to an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company's Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of the Company's issued share capital, as of the closing. The right to purchase an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company's Common Stock expired unexercised, but by mutual agreement the purchase right will be extended under similar terms.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of "net income (loss)" and "other comprehensive income (loss)." The Company's other comprehensive income is comprised exclusively of changes in the Company's currency translation adjustment account.

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

4. Investment in technology license

On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the "License Agreement") with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the "Subsidiary"). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the "License") to Ocure's semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure's patents and patent applications (the "Licensed Technology") and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the "Effective Date"), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8,2016 (collectively, the "First $250,000 Tranche"). The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure's rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of March 31, 2016, the Company has advanced $131,850 to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. On May 30 and June 8, 2016, an additional $10,000 and $80,000, respectively, was advanced to the Subsidiary in furtherance of the commercialization of the Licensed Technology.

As of March 31, 2016, the Company has expended and aggregate of $70,998 recorded as the investment in technology license.

5. Due to related party

Due to related parties at March 31, 2016 and 2015 consisted of the following:

	March 31,	March 31,
	2016	2015

Balance at beginning of period	$25,523	$-
Funds advanced	187,919	29,472
Funds repaid	-	-
Funds forgiven	-	3,949
Balance at end of period	$213,442	$25,523

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

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7, and March 17,2016 a shareholder of the Company advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000, respectively, as a series of unsecured obligations. The funds were used to pay operating costs of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholder are under no obligation to advance additional funds to the Company.

On December 3, December 24, 2015, January 4, January 6, and January 15, 2016 a shareholder of the Company advanced the Company $37,473, $7,500, $7,326, $8,412, and $49,975, respectively, as a series of unsecured obligations. The funds were used to pay operating costs of the Company. On January 8, 2016, the aggregate advances received and future advances were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholders, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined.

6. Income taxes

Due to the Company's net loss position from inception on September 14, 2009 to March 31, 2016, there is no provision for income taxes recorded. As a result of the Company's losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2016 and 2015.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2016	2015

Net operating loss carry-forward	$194,669	$106,811
Effective tax rate	34%	34%
Deferred tax asset	$64,187	$36,316
Less: Valuation allowance	(64,187)	(36,316)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $64,187 and $36,316 at March 31, 2016 and 2015, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

7.Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company's President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 1,000,000 (250,000 presplit) restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the "April 20th Agreement"). On March 31, 2015, the Company issued Mr. Gregorio the agreed 250,000 restricted shares of the Company's Common Stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015.

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 1,000,000 (250,000 presplit) restricted shares of the Company's Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. At March 31, 2016, $23,613 was recorded as an accrued liability for the period April 21, 2015 to March 31, 2016.

8. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's operating expenditure plan for the next fiscal year ending March 31, 2017 will require cash of approximately $500,000. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

9. Capital stock

The Company's capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 28,400,000 shares issued and outstanding at March 31, 2016 and 2015. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100 shares issued and outstanding at March 31, 2016 and 2015.

As of March 31, 2016 and 2015, the Company has not granted any stock options or stock warrants. As a requirement of the Ocure License Agreement, the Company will establish an incentive stock option plan reserving up to 20% of the Company's issued and outstanding common stock, as of the closing of the License Agreement.

10. Stock issuances

On March 31, 2015, pursuant to the terms of the April 20th Agreement the Company issued 1,000,000 (250,000 presplit) shares of the Company's Common Stock at Mr. Gene Gregorio the Company's President, Chief Executive Officer, Chief Financial Officer and sole Director.

11. Contingency Liability

The Licensed Technology requires an aggregate first tranche payment to the Subsidiary of $250,000 by April 8, 2016; an aggregate of $231,850 has been advanced to the Subsidiary as of June 10, 2016. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016.

12. Subsequent events

Effective April 11, 2016, upon the acceptance and recording by the state of Nevada the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. As a result, our authorized common stock has increased from 75,000,000 shares of common stock, with a par value of $0.001 per share, to 300,000,000 shares of common stock, with a par value of $0.001 per share, and the number of our issued and outstanding shares of common stock has increased from 7,100,000 to 28,400,000.

On April 18, 2016, the Company entered into a five year non-interest bearing loan agreement for $110,000. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the "Default Interest"). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest.

On May 31, 2016, the Company entered into a one year contract with Barcelona Boosting Business SL ("BBB") to coordinate a clinical trial of the Licensed Technology in Barcelona, Spain in a study for up to 25 patients (the "Study").  BBB will be compensated 20,000 EURO at the start of the contract and 18,500 EURO after the submission of the Study.  During the term of the contract BBB will protect the Company's proprietary information, patents, patent applications, copyrights and other intellectual property rights.  All inventions from the Study shall be the exclusive property of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e) or 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016. The ineffectiveness of our internal control over financial reporting was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2016.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal control over financial reporting, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions

Gene Gregorio	53	President, Secretary, Treasurer and Director

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

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

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified, or until their death, resignation or removal. All officers hold office until their successors have been duly elected and qualified or until their death, resignation or removal.

Family Relationships

There are no family relationships among our directors or officers.

Certain Legal Proceedings

No director or executive officer of our company has been involved in any of the following events during the past ten years:

a.

any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

b.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

c.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

d.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

e.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

f.

Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

g.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

h.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2016 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted a code of ethics because we have only commenced operations.

Audit Committee Financial Expert

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Our board of directors has not established an audit committee and does not have an audit committee financial expert, nor has our board of directors established a nominating committee. Our board of directors is of the opinion that such committees are not necessary since our company is a development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

 ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole director and officer (the "Named Executive Officer") in the fiscal years ended March 31, 2016 and 2015:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Gene Gregorio(1)	2016	-0-	-0-	$25,000	-0-	-0-	-0-	-0-	$25,000
	2015	-0-	-0-	$23,613	-0-	-0-	-0-	-0-	$23,613

 ___________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

Employee Agreements

On April 20, 2014, we agreed to issue Gene Gregorio, our sole director and officer, 250,000 restricted shares of our common stock, valued at $25,000, based on the market close on such date, as compensation for his services for an initial term of one year (the "April 20th Agreement"). On March 31, 2015, we issued Mr. Gregorio the 250,000 restricted shares of our common stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015. In addition, if during the term of the April 20th Agreement Mr. Gregorio's direct efforts result in a consummated financing for our company he shall be paid a 5.0% fee on such financing received by our company, at his option, as either cash or shares of our common stock at the offering price. Additionally, we agreed to grant Mr. Gregorio a 2-year stock option, priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing. On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 250,000 restricted shares of our common stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. The foregoing description is a management and board representation term sheet entered into between the Company and Mr. Gene Gregorio dated April 20, 2014 and April 14, 2015. We therefore owe Mr. Gregorio 250,000 common shares (pre-forward split, or 1,000,000 common shares as they are presently constituted) which remain unissued.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2016 or 2015, or through the date of filing of this Form 10-K. The following table sets forth certain information concerning outstanding stock awards held by our sole director and officer as of March 31, 2016:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gene Gregorio(1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

_________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

Director Compensation

The following table sets forth director compensation for the fiscal year ended March 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gene Gregorio(1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 6, 2016, the number of shares of common stock of our company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

common stock	Best Peak Holdings Limited	2,500,000	8.80%
common stock	Cariza Avier	2,500,000	8.80%
common stock	Diossel Ching	2,500,000	8.80%
common stock	Morpheus Financial Corporation	2,500,000	8.80%
common stock	Nicasio Apawan Jr.	2,500,000	8.80%
common stock	Regina Thai	2,500,000	8.80%
common stock	Maribel Fernandez	2,500,000	8.80%
common stock	Mary Ann Cabal	2,500,000	8.80%
common stock	Gene Gregorio (3)	1,000,000	3.52%
All directors and executive officers as a group (1 person)		1,000,000	3.52%

__________

(1)	The percentages above are based on 28,400,000 shares of our common stock issued and outstanding as of July 6, 2016
(2)	c/o Madison Ventures Inc., Loma de Bernal 3, 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.
(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

Changes in Control

Except as disclosed under "Item 1. Business", we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There has been no transaction, since April 1, 2014, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

a.	Any director or executive officer of our company;

b.	Any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

c.

Any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

d.	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Compensation for Executive Officers and Directors

For information regarding compensation for our sole director and officer, see "Item 11. Executive Compensation".

Director Independence

We currently act with one director, Gene Gregorio. Our common stock is quoted on the OTC Pink marketplace operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not have any independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2016 and 2015 for professional services rendered by PLS CPA, our independent auditor:

Fees	2016	2015

Audit Fees	$11,000	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$11,000	$10,000

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following exhibits, as required by Item 601 of Regulation S-K, are filed herewith or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2016)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
10.1	Licensing Agreement dated August 5, 2015 with Ocure Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2015)
10.2	Amendment to Exclusive License Agreement dated August 5, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on March 1, 2016)
10.3	Service Agreement dated May 31, 2016 with Barcelona Boosting Business SL
21.1	Subsidiary of Madison Ventures Inc.: Madison-IL Ltd., an Israeli corporation
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON VENTURES INC.

Date: July 18, 2016	By:	/s/ Gene Gregorio
Gene Gregorio
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2016	By:	/s/ Gene Gregorio
Gene Gregorio
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

