Form 10-Q
period 2016-09-30
Madison Ventures Inc.
filed 2016-11-22
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(866) 239-0577

 (Registrant’s telephone number, including area code)

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

As of November 17, 2016, there were 29,400,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

 CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: our ability to continue licensing and integrate the technology from Ocure Ltd. Into the Company’s business and the Company’s need for and ability to obtain additional financing, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets

	September 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$28,583	$66,795
Deposit on Technology License	-	-
Prepaid expenses	611	2,100
Miscellaneous receivable	2,238	4,837
Total current assets	31,432	73,732

Investment in technology license	-	70,998
Total assets	$31,432	$144,730

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$74,937	$19,915
Accrued liabilities	2,396	23,618
Due to related party	219,942	213,442
Total current liabilities	297,275	256,975
Long-term liabilities:
Long-term debt	110,000	-
Total long-term liabilities	110,000	-
Total Liabilities	407,275	256,975

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 and 28,400,000 shares issued and outstanding as of September 30, 2016 and March 31, 2016	29,400	28,400
Additional paid-in capital	78,100	54,100
Accumulated deficit	(483,045)	(194,669)
Accumulated other comprehensive income (loss)	(298)	(76)
Total shareholders’ equity (deficit)	(375,843)	(112,245)
Total liabilities and shareholders’ equity (deficit)	$31,432	$144,730

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2016	2015

Operating costs:
Consulting and professional fees	18,417	15,287
Stock based compensation	-	6,250
Insurance	2,550	-
Other general & administrative expenses	3,595	350
Total operating costs	24,562	21,887

Other income (expense):
Foreign exchange gain	4,491	-
Impairment of technology license	(244,904)	-
Total other income (expense)	(240,413)	-

Net (loss)	$(264,975)	(21,887)

Loss per common share:
Basic and diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic and diluted	28,965,217	28,400,000

Comprehensive income (loss):
Net (loss)	$(264,975)	$(21,887)
Other comprehensive income:
Foreign currency translation	(398)	-

Comprehensive (loss)	$(265,373)	$(21,887)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended September 30,
	2016	2015

Operating costs:
Consulting and professional fees	33,302	30,864
Stock based compensation	1,387	12,500
Insurance	2,550	-
Other general & administrative expenses	7,392	350
Total operating costs	44,631	43,714

Other income (expense):
Foreign exchange gain	1,159	-
Impairment of technology license	(244,904)	-
Total other income (expense)	(243,745)	-

Net (loss)	$(288,376)	$(43,714)

Loss per common share:
Basic and diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic and diluted	28,684,153	28,400,000

Comprehensive income (loss):
Net (loss)	$(288,376)	$(43,714)
Other comprehensive income:
Foreign currency translation	(222)	-

Comprehensive (loss)	$(288,598)	$(43,714)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2015	28,400,000	28,400	54,100	(106,811)	-	(24,311)

Comprehensive loss, March 31, 2016	-	-	-	(87,858)	(76)	(87,934)

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	(76)	$(112,245)

Stock issuance for service (unaudited)	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, September 30, 2016 (unaudited)	-	-	-	(288,376)	(222)	(288,598)

Balance, September 30, 2016	29,400,000	$29,400	$78,100	$(483,045)	(298)	$(375,843)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 approved four to one forward stock split (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(288,376)	$(43,714)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	1,387	12,500
Impairment of technology license	244,904	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,498	-
Decrease in miscellaneous receivable	2,586	-
Decrease (increase) in deposit on technology license	-	-
Increase in accounts payable	54,327	14,959
Increase in accrued liabilities	2,356	325
Net cash (used in) provided by operating activities	18,682	(15,930)

Cash flows from investing activities:
Acquisition of technology license	(173,576)	-
Net cash (used in) investing activities	(173,576)	-

Cash flows from financing activities:
Proceeds from related parties	6,500	15,930
Proceeds from non-interest bearing term-debt	110,000	-
Net cash provided by financing activities	116,500	15,930

Effect of exchange rate changes on cash	182	-

Net increase (decrease) in cash	(38,212)	-
Cash, beginning of the year	66,795	-
Cash, end of the year	$28,583	$-

Non-cash investing and financing activities
Shares issued for compensation	$25,000	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2016

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

The unaudited condensed consolidated balance sheet of the Company as of September 30, 2016, and the related consolidated balance sheet of the Company as of March 31, 2016, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Six Months ended September 30, 2016 and 2015 and the condensed consolidated statement of stockholders equity for the period of March 31, 2015 to September 30, 2016 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2016 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on July 18, 2016.

Operating results for the Six Months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending March 31, 2017.

2. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. However, the Company has not made all payments required under the Ocure License and is in breach of that agreement, although Ocure has not provided formal notice of termination. The Company has no revenues and has limited operating history.

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2016

2. Nature of operations (continued)

License Agreement

On February 27, 2015, we entered into a letter of intent (the “Letter of Intent”) with Ocure Ltd. (“Ocure”), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continued to negotiate with Ocure. On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the “License Agreement”) with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the “Subsidiary”). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date was November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of September 30, 2016 and March 31, 2016, the Company has advanced $221,850 and $131,850, respectively, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. As such, the Company is in breach of its obligations under the License Agreement, but has not yet received notice of termination from Ocure.

Immediately after the Effective Date of the License Agreement and for the period ending March 31, 2016 (as amended), the shareholders of Ocure and certain individuals designated by Ocure had the opportunity to purchase up to an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of the Company’s issued share capital, as of the closing. The right to purchase an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock expired unexercised, but by mutual agreement the purchase right has been extended under similar terms.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subsidiary, its affiliate or sublicensee (the “New Inventions”), the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary will pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense. As the Company is in breach of the License Agreement, it is highly doubtful that the terms of the License Agreement will be carried out.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2016

2. Nature of operations (continued)

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

3. Investment in technology license

On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the “License Agreement”) with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the “Subsidiary”). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”). The License Agreement Effective Date was November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of September 30, 2016 and March 31, 2016, the Company has advanced $221,850 and $131,850, respectively, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. As such, the Company is in breach of its obligations under the License Agreement, but has not yet received notice of termination from Ocure.

As of September 30, 2016 and March 31, 2016, the Company has incurred an aggregate of $234,904 and $70,998 of costs recorded as the investment in technology license, respectively.

The Company was in default of the First $250,000 Tranche aggregate payment due on April 8, 2016. Upon the six month anniversary of the Effective Date (May 11, 2016) no assets were transferred by Ocure to the Company’s subsidiary. As of the date of these financial statements, the License Agreement has not been extended or amended, and there is a substantial risk the agreement will be cancelled. Accordingly the investment in the technology license of $244,904, at September 30, 2016, is impaired and the full value has been written off and recognized as an expense.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2016

4. Due to related party

Due to related parties at September 30, 2016 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2016	2016

Balance at beginning of period	$213,442	$25,523
Funds advanced	6,500	187,919
Funds repaid	-	-
Funds forgiven	-	-
Balance at end of period	$219,942	$213,442

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000 respectively, as a series of unsecured obligations. On August 11, 2016, Pompeii Finance, a shareholder of the Company, advanced the Company $6,500. The funds aggregating $109,256 were used to pay operating costs of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company.

On December 3, December 24, 2015, January 4, January 6, and January 15, 2016, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, and $49,975, respectively, as a series of unsecured obligations. The funds aggregating $110,686 were used to pay operating costs of the Company. On January 8, 2016, the aggregate advances received and future advances were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined.

5. Long-term debt

Long term debt at September 30, 2016 and March 31, 2016 consisted of the following:

	September 30,	March 31,
	2016	2016

Balance at beginning of period	$-	$-
Funds advanced	110,000	-
Funds repaid	-	-
Balance at end of period	$110,000	$-

On April 18, 2016, the Company entered into a five year non-interest bearing loan agreement for $110,000 with Cronus Overseas Corporation. Proceeds were used to fund the Technology acquisition and operations. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the “Default Interest”). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2016

6. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 1,000,000 (250,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, the Company issued Mr. Gregorio the agreed 250,000 restricted shares of the Company’s Common Stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015.

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 1,000,000 (250,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. On August 9, 2016, the Company issued the 1,000,000 shares to Mr. Gregorio for services rendered during the period April 21, 2015 to April 20, 2016.

7. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2017 will require cash of approximately $500,000. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 and 28,400,000 shares issued and outstanding at September 30 and March 31, 2016, respectively. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100 shares issued and outstanding at March 31, 2016 and 2015.

On August 9, 2016, the Company issued the 1,000,000 shares to Mr. Gregorio for services rendered during the period April 21, 2015 to April 20, 2016.

As of September 30, 2016 and March 31, 2016, the Company has not granted any stock options or stock warrants. As a requirement of the Ocure License Agreement, the Company will establish an incentive stock option plan reserving up to 20% of the Company’s issued and outstanding common stock, as of the closing of the License Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), an development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2016 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on July 18, 2016. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

On August 5, 2015, as amended February 25, 2016, our company and Madison-IL Ltd. entered into an exclusive license agreement (“License Agreement”) with Ocure to license Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

With this licensing we intended to focus our efforts on the development of products for the treatment of anal fissures. This is now unlikely as a result of our failure to fund the development as required under the License Agreement.

Based on the Licensed Technology, we had intended to develop and produce propriety devices that present a novel approach for treating anal fissures that is safe and simple to use by patients with minimal discomfort. However, we are in default of our obligations under the Licensing Agreement and cannot be sure that it will be brought into good standing. We don’t currently have the resources to pay the outstanding amounts we owe under the License Agreement, and there is a substantial risk the license we negotiated will be cancelled.

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

PLAN OF OPERATION

Our intended plan of operation for the twelve months following the date of this filing was to continue to attempt to meet the conditions of the Exclusive License Agreement in order to continue licensing and integrate technology from Ocure related to the development of products and devices for the treatment of anal fissures into our business. However, we are in default of our obligations and our plan is to continue to work on raising funds to meet our obligations. Even if we raise sufficient funds, we may not be able to reinstate the License Agreement into good standing.

RESULTS OF OPERATIONS

Six-Months Ended September 30, 2016 and 2015

We recorded no revenues for the six months ended September 30, 2016 and 2015.

For the six months ended September 30, 2016, total operating costs were $44,631, consisting of consulting and professional fees of $33,302, stock-based compensation of $1,387, insurance of $2,550 and general and administrative expenses of $7,392. By comparison, for the six months ended September 30, 2015, total operating costs were $43,714, consisting of $30,864 of consulting and professional fees and $12,500 of stock-based compensation and $350 in general and administrative expenses. There were net losses of $288,376 and $43,714, respectively, during these periods. The increase in net loss is due primarily to a $11,113 decrease in stock based compensation offset by a $2,550 increase in insurance, $7,042 increase in other general and administrative expenses, foreign exchange gain $1,159 and $244,904 impairment loss for technology license.

Three-Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, total operating costs were $24,562, consisting of consulting and professional fees of $18,417, insurance of $2,550 and general and administrative expenses of $3,595. By comparison, for the three months ended September 30, 2015, total operating costs were $21,887, consisting of $15,287 of consulting and professional fees and $6,250 of stock-based compensation and $350 in general and administrative expenses. There were net losses of $264,975 and $21,887, respectively, during these periods. The increase in net loss is due primarily to a $6,250 decrease in stock based compensation offset by a $2,550 increase in insurance, $3,245 increase in other general and administrative expenses, foreign exchange gain $4,491 and $244,904 impairment loss for technology license.

Liquidity and Capital Resources

At September 30, 2016, we had a cash balance of $28,583, total current liabilities of approximately $297,275 and working capital deficit of $265,843 and a stockholders’ deficit of approximately $375,843. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2016.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: November 22, 2016	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

