Form 10-Q
period 2016-12-31
Madison Ventures Inc.
filed 2017-02-21
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 17, 2017, there were 29,400,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS
Current assets:
Cash	$11,172	$66,795
Prepaid expenses	-	2,100
Miscellaneous receivable	-	4,837
Total current assets	11,172	73,732

Investment in technology license	-	70,998
Total assets	$11,172	$144,730

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$69,907	$19,915
Accrued liabilities	5,840	23,618
Due to related party	228,942	213,442
Total current liabilities	304,689	256,975
Long-term liabilities:
Long-term debt	110,000	-
Total long-term liabilities	110,000	-
Total Liabilities	414,689	256,975

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 and 28,400,000 shares issued and outstanding as of December 31, 2016 and March 31, 2016	29,400	28,400
Additional paid-in capital	78,100	54,100
Accumulated deficit	(514,096)	(194,669)
Accumulated other comprehensive income (loss)	3,079	(76)
Total shareholders’ equity (deficit)	(403,517)	(112,245)
Total liabilities and shareholders’ equity (deficit)	$11,172	$144,730

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,
	2016	2015

Operating costs:
Consulting and professional fees	$8,507	$14,622
Stock based compensation	-	6,250
Insurance	1	-
Impairment and technology license costs	12,321	-
Other general & administrative expenses	4,561	(454)
Total operating costs	25,390	20,418

Other income (expense):
Foreign exchange loss	(5,649)	(143)
Interest expense	(13)	-
Total other income (expense)	(5,662)	(143)

Net (loss)	$(31,052)	$(20,561)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	28,400,000

Comprehensive income (loss):
Net (loss)	$(31,052)	$(20,561)
Other comprehensive income:
Foreign currency translation	3,377	7

Comprehensive (loss)	$(27,675)	$(20,554)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine Months Ended December 31,
	2016	2015

Operating costs:
Consulting and professional fees	$41,809	$45,486
Stock based compensation	1,387	18,750
Insurance	2,551	-
Impairment and technology license costs	257,225	-
Other general & administrative expenses	11,953	(104)
Total operating costs	314,925	64,132

Other income (expense):
Foreign exchange gain (loss)	(4,489)	(143)
Interest expense	(13)	-
Total other income (expense)	(4,502)	(143)

Net (loss)	$(319,427)	$(64,275)

Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	28,923,636	28,400,000

Comprehensive income (loss):
Net (loss)	$(319,427)	$(64,275)
Other comprehensive income:
Foreign currency translation	3,155	7

Comprehensive (loss)	$(316,272)	$(64,268)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2015	28,400,000	$28,400	$54,100	$(106,811)	$-	$(24,311)

Comprehensive loss, March 31, 2016	-	-	-	(87,858)	(76)	(87,934)

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	$(76)	$(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, December 31, 2016	-	-	-	(319,427)	3,155	(316,272)

Balance, December 31, 2016	29,400,000	$29,400	$78,100	$(514,096)	$3,079	$(403,517)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2016	2015

Cash flows from operating activities:
Net (loss)	$(319,427)	$(64,275)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock accrued as employee compensation	1,387	18,750
Impairment of technology license	257,225	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,100	-
Decrease in miscellaneous receivable	4,792	-
Increase in accounts payable	50,629	11,377
Increase (decrease) in accrued liabilities	5,900	(325)
Net cash provided by (used in) operating activities	2,606	(34,473)

Cash flows from investing activities:
Acquisition of technology license	(187,454)	-
Net cash (used in) investing activities	(187,454)	-

Cash flows from financing activities:
Proceeds from related parties	15,500	53,458
Proceeds from non-interest bearing term-debt	110,000	-
Net cash provided by financing activities	125,500	53,458

Effect of exchange rate changes on cash	3,725	7

Net increase (decrease) in cash	(55,623)	18,992
Cash, beginning of the year	66,795	-
Cash, end of the year	$11,172	$18,992

Non-cash investing and financing activities
Shares issued for accrued compensation	$25,000	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2016

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

The unaudited condensed consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated balance sheet of the Company as of March 31, 2016, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Nine Months ended December 31, 2016 and 2015 and the condensed consolidated statement of stockholders equity for the period of March 31, 2015 to December 31, 2016 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2016 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on July 18, 2016.

Operating results for the Nine Months ended December 31, 2016 are not necessarily indicative of the results that can be expected for the year ending March 31, 2017.

2. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. However, the Company has not made all payments required under the Ocure License and is in breach of that agreement, although Ocure has not provided formal notice of termination. The Israeli management team has not achieved the projected development milestones and the Company has elected to terminate the Ocure License. The Company has no revenues and has limited operating history.

The success of the Company is dependent upon the identification of products or services, the ability of the Company to obtain the necessary financing to develop such products or services, and upon future profitable operations.

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

As of December 31, 2016

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

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure), $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”). The Effective Date will occur upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of December 31, 2016 and March 31, 2016, the Company has advanced $221,850 and $131,850, respectively, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. As such, the Company is in breach of its obligations under the License Agreement, but has not yet received notice of termination from Ocure. The Israeli management team has not achieved the projected development milestones and the Company has elected to terminate the Ocure License.

Immediately after the Effective Date of the License Agreement and for the period ending March 31, 2016 (as amended), the shareholders of Ocure and certain individuals designated by Ocure will have opportunity to purchase up to an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock at the par value of $0.001 per share. In addition, the Company will establish an incentive stock option plan reserving up to 20% of the Company’s issued share capital, as of the closing. The right to purchase an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock expired unexercised, but by mutual agreement the purchase right will be extended under similar terms.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subsidiary, its affiliate or sublicensee (the “New Inventions”), the Subsidiary will pay to Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary will pay to Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense. As the Company is in breach of the License Agreement, it is highly doubtful that the terms of the License Agreement will be carried out. The Israeli management team has not achieved the projected development milestones and the Company has elected to terminate the Ocure License.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2016

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

Under the License Agreement, the Company is obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), and $50,000 on or before March 4, 2016, and $100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”). The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company has paid the First $250,000 Tranche, then Ocure will transfer certain assets, as defined, to the Subsidiary, and the Company will be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminates, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement. As of December 31, 2016 and March 31, 2016, the Company has advanced $221,850 and $131,850, respectively, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. As such, the Company is in breach of its obligations under the License Agreement, but has not yet received notice of termination from Ocure. The Israeli management team has not achieved the projected development milestones and the Company has elected to terminate the Ocure License.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2016

3. Investment in technology license (continued)

The Company was in default of the First $250,000 Tranche aggregate payment due on April 8, 2016. Upon the six month anniversary of the Effective Date (May 11, 2016) no assets were transferred by Ocure to the Company’s subsidiary. As of the date of these financial statements, the License Agreement has not been extended or amended, and there is a substantial risk the agreement will be cancelled. The Israeli management team has not achieved the projected development milestones and the Company has elected to terminate the Ocure License. Accordingly the investment in the technology license of $244,904, at December 31, 2016, is impaired and the full value has been written off and recognized as an expense. As of December 31, 2016 and March 31, 2016, $- and $70,998 technology license costs are capitalized.

4. Due to related party

Due to related parties at December 31, 2016 and March 31, 2016 consisted of the following:

	December 31,	March 31,
	2016	2016

Balance at beginning of period	$213,442	$25,523
Funds advanced	15,500	187,919
Funds repaid	-	-
Funds forgiven	-	-
Balance at end of period	$228,942	$213,442

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000 respectively, as a series of unsecured obligations. On August 11 and November 10, 2016, Pompeii Finance, a shareholder of the Company, advanced the Company $6,500 and $5,250, respectively. The funds aggregating $114,506 were used to pay operating costs of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company.

On December 3, December 24, 2015, January 4, January 6, January 15, and November 10, 2016, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, and $3,750, respectively, as a series of unsecured obligations. The funds aggregating $114,436 were used to pay operating costs of the Company. On January 8, 2016, the aggregate advances received and future advances were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined.

5. Long-term debt

Long term debt at December 31, 2016 and March 31, 2016 consisted of the following:

	December 31,	March 31,
	2016	2016

Balance at beginning of period	$-	$-
Funds advanced	110,000	-
Funds repaid	-	-
Balance at end of period	$110,000	$-

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

As of December 31, 2016

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 1,000,000 (250,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. On August 9, 2016, the Company issued Mr. Gregorio the agreed 1,000,000 restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016.

7. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the fiscal year ending March 31, 2017 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 and 28,400,000 shares issued and outstanding at December 31 and March 31, 2016, respectively. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016 and 2015.

On August 9, 2016, the Company issued the 1,000,000 shares to Mr. Gregorio for services rendered during the period April 21, 2015 to April 20, 2016.

As of December 31, 2016 and March 31, 2016, the Company has not granted any stock options or stock warrants.

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

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure, pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a license agreement.

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to make certain payments. As of December 31, 2016 and March 31, 2016, the Company had advanced $221,850 and $131,850, respectively, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. Effective December 31, 2016, the Company determined to terminate all aspects of the Ocure License and to write off any investment made.

The Company is now seeking new business opportunities.

GOING CONCERN

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in the Form 10-K, and implement our business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

The Company is now seeking new business opportunities.

RESULTS OF OPERATIONS

Nine-Months Ended December 31, 2016 and 2015

We recorded no revenues for the nine months ended December 31, 2016 and 2015.

For the nine months ended December 31, 2016, total operating costs were $314,925, consisting of impairment of technology license costs of $257,225, consulting and professional fees of $41,809, stock-based compensation of $1,387, insurance of $2,551 and general and administrative expenses of $11,953. By comparison, for the nine months ended December 31, 2015, total operating costs were $64,132, consisting of $45,486 of consulting and professional fees and $18,750 of stock-based compensation and $(104) in general and administrative expenses. There were net losses of $319,427 and $64,275, respectively, during these periods. The increase in net loss is due primarily to the $257,225 impairment loss and costs for the technology license.

Three-Months Ended December 31, 2016 and 2015

For the three months ended December 31, 2016, total operating costs were $25,390, consisting of impairment of technology license costs of $12,321, consulting and professional fees of $8,507, and general and administrative expenses of $4,561. By comparison, for the three months ended December 31, 2015, total operating costs were $20,418, consisting of $14,622 of consulting and professional fees, $6,250 of stock-based compensation and $(454) in general and administrative expenses. There were net losses of $31,052 and $20,561, respectively, during these periods. The increase in net loss is due primarily to a $5,649 foreign exchange loss and $12,321 impairment loss and costs for technology license.

Liquidity and Capital Resources

At December 31, 2016, we had a cash balance of $11,172, total current liabilities of approximately $304,689 and working capital deficit of $293,517 and a stockholders’ deficit of approximately $403,517. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of common stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2016.

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

ITEM 1A.RISK FACTORS.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: February 21, 2017	By:	/s/ Gene Gregorio
	Name:	Gene Gregorio
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

