Form 10-K
period 2017-03-31
Madison Ventures Inc.
filed 2018-03-20
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Securities registered pursuant to section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.

At March 8, 2018, there were 29,400,000 shares of the registrant’s common stock outstanding.

MADISON VENTURES INC.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;

•	our ability to effectively develop and market products that we acquire or license;

•	risks inherent in the medical device industry;

•	competition for, among other things, capital, medical device products and skilled personnel; and

•	other factors discussed under the section entitled “Risk Factors”.

These risks may cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Madison Ventures Inc. and our wholly owned subsidiary, Madison-IL Ltd., an Israeli corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a license agreement to be negotiated between us and Ocure.

On July 9, 2015, we incorporated Madison-IL Ltd. as our wholly-owned subsidiary under the laws of Israel.

On August 5, 2015, as amended on February 25, 2016, we entered into an exclusive license agreement (the “License Agreement”) with Ocure, an Israeli corporation with a principal address at High-Tech Village, Givat Ram Campus, Hebrew University, P.O. Box 39158, Jerusalem 91391, Israel, and Madison-IL Ltd. (the “Subsidiary”), our wholly-owned subsidiary, incorporated in Israel. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

As consideration for the License, we agreed to provide the initial round of $250,000 to the Subsidiary for commercialization of the technology, payable as follows:

•	$10,000 (paid to Ocure at the signing of the letter of intent dated February 27, 2015);

•	$90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”);

•	$50,000 on or before March 4, 2016; and

•	$100,000 on or before April 8, 2016.

In addition, we agreed to make the second round of an additional $250,000 available to the Subsidiary, provided that Ocure has delivered on its applicable commitments and milestones as set out in the License Agreement, the License will and have continued to be held in force, and that at such time and date, ownership and right to any additional assets (not including the Licensed Technology) then existing in Ocure will be fully transferred to the Subsidiary. We did not pay these amounts.

As we elected not to pay the entire first round to the subsidiary and did not start the second round payment, the License Agreement and the License are now terminated. We have no operating business or interests in a business, and are investigating possible new businesses for purchase or investment.

On April 1, 2017, the Company negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has since transferred the shares.

On September 5, 2017, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $15,000 to pay operating costs.

On February 7, 2018, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $20,538 (advanced as 25,735 CND) to pay operating costs.

Our Current Business

As a result of our having terminated the License, we do not have a current operating business. Management is considering alternative business opportunities but to date we have not entered into any serious negotiations or agreements in principal.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not generated any revenue from operations since our incorporation. We expect that if we find a business of any kind, we will require capital in order to finance our activities. Even without a business, the expenses of a reporting issuer are substantial. If any of these were to occur, there is a substantial risk that our business would fail. As of March 31, 2017, we had total current liabilities of $320,408. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

In its report on the financial statements for the year ended March 31, 2017, our independent auditor included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The current state of capital markets, particularly for small companies, is expected to reduce our ability to obtain the financing necessary to continue our business. If we cannot raise the funds that we need to continue acquisitions and fund future business opportunities, we will go out of business and investors will lose their entire investment in our company.

Like other smaller companies, we face difficulties in raising capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash and cash equivalents in the amount of $8,639 and a working capital deficit of $311,769 as of March 31, 2017. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

We do not have any targets for a business combination or other transaction and we have no minimum standards for a business combination.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 29,400,000 shares of common stock are issued outstanding as of March 8, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There is currently no or a very limited established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently no or a very limited established public trading market for our common stock. There is a limited public market for our common stock through its quotation on the OTCQB operated by the OTC Markets Group. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

Because we do not intend to pay any cash dividends on our common stock in the near future, our stockholders will not be able to receive a return on their shares unless they sell them.

We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, our results of operations, cash flows and financial condition, operating and capital requirements, and other factors the board considers relevant. We may never pay any dividends. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

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

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal administrative offices are located at 1810 E Sahara Ave Suite 583, Las Vegas, NV 89104.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 30, 2013, our shares of common stock have been quoted on the OTC Pink marketplace of OTC Markets Group, under the stock symbol “MAVT”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2017	$0.016	$0.008
December 31, 2016	$0.041	$0.004
September 30, 2016	$0.09	$0.02
June 30, 2016(1)	$4.72	$0.085
March 31, 2016	$4.20	$0.15
December 31, 2015	$1.05	$0.10
September 30, 2015	$0.10	$0.10
June 30, 2015	$0.10	$0.10

______

(1)	The Company completed a 4 for 1 forward split on April 11, 2016

Transfer Agent

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, and whose telephone number is (813) 344-4490.

Holders

As of March 8, 2018, we had 29,400,000 shares of our common stock issued and outstanding held by approximately 13 holders of record.

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

On August 5, 2015, as amended February 25, 2016, our company and Madison-IL Ltd. entered into an exclusive license agreement with Ocure to license Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

With this licensing we were focusing our efforts on the development of products for the treatment of anal fissures. We abandoned our efforts in the mineral exploration industry.

We terminated our involvement in the Licensed Technology late in the fiscal year ended March 31, 2017.

On April 1, 2017, the Company negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has since transferred the shares.

Going Concern

To date we have little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we find a new business, complete a financing we will endeavor to obtain and implement our initial business plan. Our ability to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to our ability to continue as a going concern.

We plan to raise additional funds through debt or equity offerings. There is no guarantee that we will be able to raise any capital through this or any other offerings.

Plan of Operation

Our plan of operation is to find and finance a new business.

Results of Operations

We recorded no revenues for the years ended March 31, 2017 and 2016.

For the year ended March 31, 2017, total operating costs were $329,564, consisting of impairment of our technology license of $266,766, consulting and professional fees of $46,253, stock-based compensation of $1,387 and general and administrative expenses of $12,606. By comparison, for the year ended March 31, 2016, total operating costs were $88,545, consisting of $57,322 of consulting and professional fees, $25,000 of stock-based compensation and general and administrative expenses of $6,223. There was no impairment charge to our technology license charged in the year ended March 31, 2016. There were net losses of $320,862 and $87,858, respectively, during fiscal 2017 and 2016, respectively. The increase in net loss is due to primarily to a $266,766 increase in impairment of technology license.

Liquidity and Capital Resources

At March 31, 2017, we had a cash balance of $8,639, total current liabilities of approximately $320,408, working capital deficit of $311,769 and stockholders’ deficit of approximately $421,769. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MADISON VENTURES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Madison Ventures Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Madison Ventures Inc. and subsidiary (the “Company”) as of March 31, 2017 and the related consolidated statement of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended March 31, 2017. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Ventures Inc. and its subsidiary as of March 31, 2017, and the results of its consolidated operations and its cash flows for the year ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, TX

March 7, 2018

7600 W. TIDWEL, SUITE 501 • HOUSTON, TEXAS 77040 • TEL: (713) 800-4343 • FAX: (713) 456-2408

Registered with the Public Company Accounting Oversight Board

PLS CPA, A PROFESSIONAL CORPORATION ◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆ ◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Madison Ventures Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Madison Ventures Inc. and subsidiary (the “Company”) as of March 31, 2016 and the related consolidated financial statements of operations, changes in shareholder’s equity and cash flows for the year ended March 31, 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madison Venture Inc. and it’s subsidiary as of March 31, 2016, and the results of its consolidated operation and its cash flows for the years ended March 31, 2016 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

July 18, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

MADISON VENTURES INC.

Consolidated Balance Sheets

	March 31,	March 31,
	2017	2016

ASSETS
Current assets:
Cash	$8,639	$66,795
Prepaid expenses	-	2,100
Miscellaneous receivable	-	4,837
Total current assets	8,639	73,732

Investment in technology license	-	70,998
Total assets	$8,639	$144,730

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$77,274	$19,915
Accrued liabilities	6,192	23,618
Due to related parties	236,942	213,442
Total current liabilities	320,408	256,975
Long-term liabilities:
Long-term debt due to related party	110,000	-
Total long-term liabilities	110,000	-
Total Liabilities	430,408	256,975

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 and 28,400,000 shares issued and outstanding as of March 31, 2017 and 2016	29,400	28,400
Additional paid-in capital	78,100	54,100
Accumulated deficit	(515,531)	(194,669)
Accumulated other comprehensive income (loss)	(13,738)	(76)
Total shareholders’ equity (deficit)	(421,769)	(112,245)
Total liabilities and shareholders’ equity (deficit)	$8,639	$144,730

The accompanying notes are an integral part of these consolidated financial statements

MADISON VENTURES INC.

Consolidated Statements of Operations

	Years Ended March 31,
	2017	2016

Operating costs:
Consulting and professional fees	$46,253	$57,322
Stock based compensation	1,387	25,000
Insurance	2,552	-
Impairment of technology license	266,766	-
Other general & administrative expenses	12,606	6,223
Total operating costs	329,564	88,545

Other income (expense):
Foreign exchange gain (loss)	8,715	687
Interest expense	(13)	-
Total other income (expense)	8,702	687

Net (loss)	$(320,862)	$(87,858)

Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	29,041,096	28,400,000

Comprehensive income (loss):
Net (loss)	$(320,862)	$(87,858)
Other comprehensive income:
Foreign currency translation	(13,662)	(76)

Comprehensive (loss)	$(334,524)	$(87,934)

The accompanying notes are an integral part of these consolidated financial statements

MADISON VENTURES INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2015	28,400,000	$28,400	$54,100	$(106,811)	$-	$(24,311)

Comprehensive loss, March 31, 2016	-	-	-	(87,858)	(76)	(87,934)

Balance, March 31, 2016	28,400,000	28,400	54,100	(194,669)	(76)	$(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, March 31, 2017	-	-	-	(320,862)	(13,662)	(334,524)

Balance, March 31, 2017	29,400,000	$29,400	$78,100	$(515,531)	$(13,738)	$(421,769)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 approved four to one forward stock split (see note 8).

The accompanying notes are an integral part of these consolidated financial statements

MADISON VENTURES INC.

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net (loss)	$(320,862)	$(87,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Employee stock based compensation	1,387	23,613
Impairment of technology license	266,766	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,100	(713)
Decrease (increase) in miscellaneous receivable	4,793	(4,713)
Decrease in deposit on technology license	-	10,000
Increase in accounts payable	54,465	9,974
Increase (decrease) in accrued liabilities	5,900	(321)
Net cash provided by (used in) operating activities	14,549	(50,018)

Cash flows from investing activities:
Acquisition of technology license	(193,370)	(70,998)
Net cash (used in) investing activities	(193,370)	(70,998)

Cash flows from financing activities:
Proceeds from related parties	23,500	187,919
Proceeds from non-interest bearing term-debt due to related party	110,000	-
Net cash provided by financing activities	133,500	187,919

Effect of exchange rate changes on cash	(12,835)	(108)

Net increase (decrease) in cash	(58,156)	66,795
Cash, beginning of the year	66,795	-
Cash, end of the year	$8,639	$66,795

Non-cash investing and financing activities
Shares issued for accrued compensation	$25,000	$-

Supplement cash flow disclosure:
Interest paid	$13	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

 MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

1. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. However, the Company has not made all payments required under the Ocure License and is in breach of that agreement, although Ocure had not provided formal notice of termination. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures sold Madison-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues and has limited operating history.

The success of the Company is dependent upon the identification of products or services, the ability of the Company to obtain the necessary financing develop such products or services, and upon future profitable operations.

2. Summary of significant accounting policies

Basis of Presentation

The Company’s financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”).

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

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

2. Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2017 and 2016 approximate their respective fair values because of the short-term nature of these instruments.

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

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule:

•	$10,000 upon execution of the Letter of Intent (paid February 27, 2015 to Ocure),
•	$90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”),
•	$50,000 on or before March 4, 2016, and
•	$100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”).

The Effective Date occurred upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure would have transferred certain assets, as defined, to the Subsidiary, and the Company would be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows:

•	$100,000 on or before August 12, 2016,
•	$100,000 on or before September 23, 2016, and
•	$50,000 on or before October 28, 2016.

The License Agreement terminated, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

2. Summary of significant accounting policies (continued)

License Agreement (continued)

As of March 31, 2017 and 2016, the Company has advanced funds aggregating $221,850 and $131,850, respectively, to the Subsidiary and had paid Ocure $10,000 under the Technology Agreement. As such, the Company was in breach of its obligations under the License Agreement, but had not received notice of termination from Ocure. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License.

Immediately after the Effective Date of the License Agreement and for the period ending March 31, 2016 (as amended), the shareholders of Ocure and certain individuals designated by Ocure had the opportunity to purchase up to an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock at the par value of $0.001 per share. In addition, the Company was to establish an incentive stock option plan reserving up to 20% of the Company’s issued share capital, as of the closing. The right to purchase an aggregate of 7,100,000 (1,775,000 presplit) shares of the Company’s Common Stock expired unexercised and the Company has not established an incentive stock option plan.

In consideration of the license for the Licensed Technology and with respect to any inventions, improvement, development or enhancement based upon, consists of, comprises, contains or incorporates the Licensed Technology invented following the Effective Date by the Subsidiary, its affiliate or sub-licensee (the “New Inventions”), the Subsidiary agreed to pay Ocure royalties calculated as 5% of gross sales. In addition, the Subsidiary agreed to pay Ocure 20% of any cash or non-cash consideration received, whether for sublicense initiation fee, annual fee, sublicense milestone payments, or other such non-sale based royalty consideration payable by a sublicense as consideration for or under a sublicense. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License. See Note 3.

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

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

2. Summary of significant accounting policies (continued)

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

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

2. Summary of significant accounting policies (continued)

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

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable according to the following schedule: $10,000 upon execution of the Letter of Intent, $90,000 at the later of May 11, 2015 or the final signing date of the License Agreement (the “Effective Date”), $50,000 on or before March 4, 2016, and $100,000 on or before April 8, 2016 (collectively, the “First $250,000 Tranche”). The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure would have transferred certain assets, as defined, to the Subsidiary, and the Company would be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows: $100,000 on or before August 12, 2016, $100,000 on or before September 23, 2016, and $50,000 on or before October 28, 2016. The License Agreement terminated, on a country-by-country basis, the later of: (a) the date of expiration of the last to expire of Ocure’s rights in Ocure Patents in such country or such other grant of statutory exclusivity, or (b) the end of a period of fifteen (15) years from the date of making the first commercial sale, as defined, in such country; unless sooner terminated pursuant to the terms of the License Agreement.

As of March 31, 2017 and 2016, the Company had advanced funds aggregating $221,850 and $131,850, respectively, to the Subsidiary and had paid Ocure $10,000 under the License Agreement. As such, the Company was in breach of its obligations under the License Agreement, but had not received notice of termination from Ocure. The Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License.

As of March 31, 2017 and 2016, the Subsidiary in furtherance of the commercialization of the Licensed Technology has incurred an aggregate of $266,722 and $70,998 of costs recorded as the investment in technology license, respectively. At March 31, 2017, the additional costs recorded as the investment in technology license represent vendor obligations payable. At March 31, 2016, a significant portion of the funds advanced were held as cash by the Subsidiary.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

3. Investment in technology license (continued)

The Company was in default of the First $250,000 Tranche aggregate payment due on April 8, 2016. Upon the six month anniversary of the Effective Date (May 11, 2016) no assets were transferred by Ocure to the Company’s subsidiary. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License.

Accordingly the investment in the technology license of $266,722, at January 4, 2017, was impaired and the full value has been written off and recognized as an expense during the year ended March 31, 2017. As of March 31, 2017 and 2016, $- and $70,998 technology license costs are capitalized.

4. Due to related parties

Due to related parties at March 31, 2017 and 2016 consisted of the following:

	March 31,	March 31,
	2017	2016

Balance at beginning of period	$213,442	$25,523
Funds advanced	23,500	187,919
Funds repaid	-	-
Funds forgiven	-	-
Balance at end of period	$236,942	$213,442

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, 2016, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000, respectively, as a series of unsecured obligations.

On August 11 and November 10, 2016, Pompeii Finance, a shareholder of the Company, advanced the Company $6,500 and $5,250, respectively, as a series of unsecured obligations.

The funds aggregating $114,506 were used to pay operating costs of the Company. The aggregate obligations bear no interest, have no fixed term and are not evidenced by any written agreements. The shareholders are under no obligation to advance additional funds to the Company.

On April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for the above advances. See Note 7.

On December 3, December 24, 2015, January 4, January 6, January 15, November 10, 2016, February 7 and March 30, 2017, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, $3,750, $5,000, and $3,000, respectively, as a series of unsecured obligations. The funds aggregating $122,436 were used to pay operating costs of the Company. On September 5, 2017 and February 7, 2018, Morpheus advanced the Company $15,000 and $20,538, respectively, to pay operating costs of the Company.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

4. Due to related parties (continued)

On January 8, 2016, the aggregate advances received and future advances from Morpheus were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined. The Company is currently negotiating an extension of the due date.

5. Income taxes

Due to the Company’s net loss position from inception on September 14, 2009 to March 31, 2017, there is no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2017 and 2016.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2017	2016

Net operating loss carry-forward	$515,531	$194,669
Effective tax rate	34%	34%
Deferred tax asset	$175,281	$64,187
Less: Valuation allowance	(175,281)	(64,187)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $175,281 and $64,187 at March 31, 2017 and 2016, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

6. Long-term debt due to related party

Long term debt at March 31, 2017 and 2016 consisted of the following:

	March 31,	March 31,
	2017	2016

Balance at beginning of period	$-	$-
Funds advanced	110,000	-
Funds repaid	-	-
Balance at end of period	$110,000	$-

On April 18, 2016, the Company entered into a five year non-interest bearing loan agreement for $110,000 with Cronus Overseas Corporation, a shareholder of the Company. Proceeds were used to fund the Technology acquisition and operations. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the “Default Interest”). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest.

7. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 1,000,000 (250,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, the Company issued Mr. Gregorio the agreed 1,000,000 restricted shares of the Company’s Common Stock.

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 1,000,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. On August 9, 2016, the Company issued Mr. Gregorio the agreed 1,000,000 restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

7. Related party transactions (continued)

Madison-IL

On March 31, 2017, the Company forgave the intercompany debt between Madison Ventures, Inc. and Madison-IL Ltd which aggregated $231,850. The Company, established Madison-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 decision to terminate the Ocure License and to dissolve or liquidate Madison-IL, by consent action of a majority of the Company’s shareholders, Madison Ventures negotiated the sale of Madison-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 4. Pompeii assumes the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

8. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2018 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

9. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 and 28,400,000 shares issued and outstanding at March 31, 2016, respectively. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

As of March 31, 2017 and 2016, the Company has not granted any stock options or stock warrants.

MADISON VENTURES INC.

Notes to Consolidated Financial Statements

As of March 31, 2017

10. Stock issuances

On August 9, 2016, pursuant to the terms of the extended April 20th Agreement the Company issued the 1,000,000 shares to Mr. Gregorio for services rendered during the period April 21, 2015 to April 20, 2016; recognized as a stock based compensation expense.

11. Subsequent Events

On April 1, 2017, the Company negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 4. Pompeii assumes the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

On September 5, 2017, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $15,000 to pay operating costs.

On September 25, 2017, Cronus, a shareholder of the Company,  paid on behalf of the Company $65 for operating costs of the Company.

On February 7, 2018, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $20,538 (advanced as 25,735 CND) to pay operating costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) or 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017. The ineffectiveness of our internal control over financial reporting was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions

Gene Gregorio	54	President, Secretary, Treasurer and Director

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Gene Gregorio

Gene Gregorio has served as our sole President, Secretary, Treasurer and director since April 2, 2014. Mr. Gregorio has worked in the communications and public relations fields since 1987. Since 2013, Mr. Gregorio has held the position of Gaming Industry Advisor at Vegas Universal Solutions, where he handles corporate affairs, government and regulatory agency relations and business development. From 2009 until 2013, he was a Corporate Affairs Officer at Eway54 Corp., where he handles business development and marketing and government and regulatory agency relations. From 2010 until 2102, Mr. Gregorio was a an independent Business Development and Public Relations Counselor, during which time he, among other things, provided business development and government relations services to a holding company for its plans to enter land-based and online casino industries., public relations for a real estate developer. From 2009 to 2010, Mr. Gregorio was Spokesman and Public Relations Manager for Smartmatic-TIM, where he served as spokesman and handles public affairs and government relations for the company that won the Commission on Elections bid to fully automate the Philippines’ 2010 election. Mr. Gregorio’s background in public relations and his desire to advance our company’s business led to our conclusion that he should be serving as a member of our board of directors in light of our business and structure. There is currently no agreement in place between the Company and Mr. Gregorio.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2017 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

 ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole director and officer (the “Named Executive Officer”) in the fiscal years ended March 31, 2017 and 2016:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gene Gregorio(1)	2017	-0-	-0-	$1,387	-0-	-0-	-0-	-0-	$1,387
	2016	-0-	-0-	$25,000	-0-	-0-	-0-	-0-	$25,000

_____________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

Employee Agreements

On April 20, 2014, we agreed to issue Gene Gregorio, our sole director and officer, 250,000 restricted shares of our common stock, valued at $25,000, based on the market close on such date, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, we issued to Mr. Gregorio the 250,000 restricted shares of our common stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015. In addition, if during the term of the April 20th Agreement Mr. Gregorio’s direct efforts result in a consummated financing for our company he shall be paid a 5.0% fee on such financing received by our company, at his option, as either cash or shares of our common stock at the offering price. Additionally, we agreed to grant Mr. Gregorio a 2-year stock option, priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing. On August 9, 2016, the Company issued Mr. Gregorio 1,000,000 restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016.

There is currently no agreement in place between the Company and Mr. Gregorio.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2017 or 2016, or through the date of filing of this Form 10-K. The following table sets forth certain information concerning outstanding stock awards held by our sole director and officer as of March 31, 2017:

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

The following table sets forth director compensation for the fiscal year ended March 31, 2017:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 8, 2018, the number of shares of common stock of our company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
common stock	Best Peak Holdings Limited	2,500,000	8.50%
common stock	Cariza Avier	2,500,000	8.50%
common stock	Diossel Ching	2,500,000	8.50%
common stock	Morpheus Financial Corporation	2,500,000	8.50%
common stock	Nicasio Apawan Jr.	2,500,000	8.50%
common stock	Regina Thai	2,500,000	8.50%
common stock	Maribel Fernandez	2,500,000	8.50%
common stock	Mary Ann Cabal	2,500,000	8.50%
common stock	Gene Gregorio (3)	2,000,000	6.80%
All directors and executive officers as a group (1 person)		2,000,000	6.80%

____________

(1)	The percentages above are based on 29,400,000 shares of our common stock issued and outstanding as of March 8, 2018
(2)	c/o Madison Ventures Inc., Loma de Bernal 3, 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.
(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014.

Changes in Control

Except as disclosed under “Item 1. Business”, we are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There has been no transaction, since April 1, 2016, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

Compensation for Executive Officers and Directors

For information regarding compensation for our sole director and officer, see “Item 11. Executive Compensation”.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2017 and 2016 for professional services rendered by LBB & Associates Ltd., LLP, our independent auditor and PLS CPA, a Professional Corporation, our predecessor independent auditor:

Fees	2017	2016
Audit Fees	$16,500	$11,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$16,500	$11,000

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following exhibits, as required by Item 601 of Regulation S-K, are filed herewith or incorporated by reference, as stated below.

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2016)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
10.1	Licensing Agreement dated August 5, 2015 with Ocure Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2015)
10.2	Amendment to Exclusive License Agreement dated August 5, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on March 1, 2016)
10.3	Service Agreement dated 2016 with Barcelona Boosting Business SL
21.1	Subsidiary of Madison Ventures Inc.: Madison-IL Ltd., an Israeli corporation
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

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
Date: March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Gene Gregorio
Gene Gregorio
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 20, 2018

