Form 10-Q
period 2017-06-30
Madison Ventures Inc.
filed 2018-06-27
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 333-188753

MADISON VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

As of June 22, 2018, there were 29,400,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2017	2017

ASSETS
Current assets:
Cash	$1,353	$8,639
Total assets	$1,353	$8,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,064	$77,274
Accrued liabilities	-	6,192
Due to related parties	236,842	236,942
Total current liabilities	253,906	320,408
Long-term liabilities:
Long-term debt due to related party	110,000	110,000
Total long-term liabilities	110,000	110,000
Total Liabilities	363,906	430,408

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value;
29,400,000 and 29,400,000 shares issued and outstanding as of
June 30 and March 31, 2017, respectively	29,400	29,400
Additional paid-in capital	78,100	78,100
Accumulated deficit	(470,053)	(515,531)
Accumulated other comprehensive income (loss)	-	(13,738)
Total shareholders’ equity (deficit)	(362,553)	(421,769)
Total liabilities and shareholders’ equity (deficit)	$1,353	$8,639

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended June 30,
	2017	2016

Operating costs:
Consulting and professional fees	$3,433	$14,885
Stock based compensation	-	1,387
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	(48,911)	-
Other general & administrative expenses	-	3,797
Total operating costs	(45,478)	20,069

Other income (expense):
Foreign exchange gain (loss)	-	(3,332)
Total other income (expense)	-	(3,332)

Net income (loss)	$45,478	$(23,401)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	28,400,000

Comprehensive income (loss):
Net income (loss)	$45,478	$(23,401)
Other comprehensive income (loss):
Foreign currency translation	-	176

Comprehensive income (loss)	$45,478	$(23,225)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	$(76)	$(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, March 31, 2017	-	-	-	(320,862)	(13,662)	(334,524)

Balance, March 31, 2017	29,400,000	29,400	78,100	(515,531)	(13,738)	(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Comprehensive income, June 30, 2017	-	-	-	45,478	-	45,478

Balance, June 30, 2017	29,400,000	$29,400	$78,100	$(470,053)	$-	$(362,553)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$45,478	$(23,401)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Employee stock based compensation	-	1,387
Impairment of technology license	-	-
(Gain) on disposition of foreign subsidiary	(55,477)	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(461)
Decrease in miscellaneous receivable	-	2,703
Increase in accounts payable	2,713	24,338
(Decrease) in accrued liabilities	-	(5)
Net cash (used in) provided by operating activities	(7,286)	4,561

Cash flows from investing activities:
Acquisition of technology license	-	(89,827)
Net cash (used in) investing activities	-	(89,827)

Cash flows from financing activities:
Proceeds from related parties	-	-
Proceeds from non-interest bearing term-debt due to related party	-	110,000
Net cash provided by financing activities	-	110,000

Effect of exchange rate changes on cash	-	1,012

Net (decrease) increase in cash	(7,286)	25,746
Cash, beginning of the year	8,639	66,795
Cash, end of the quarter	$1,353	$92,541

Non-cash investing and financing activities
Shares issued for accrued compensation	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

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

The unaudited condensed consolidated balance sheet of the Company as of June 30, 2017, and the related consolidated balance sheet of the Company as of March 31, 2017, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Three Months ended June 30, 2017 and 2016 and the condensed consolidated statement of stockholders equity for the period of March 31, 2016 to June 30, 2017 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 20, 2018.

Operating results for the Three Months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

2. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. However, the Company has not made all payments required under the Ocure License and is in breach of that agreement. Ocure has not provided formal notice of termination. .The License Agreement has not been extended or amended, and there was a substantial risk the agreement would be cancelled. Accordingly, the investment in the technology license at September 2016 was deemed to be impaired and written off as a result of these circumstances. In a further step to exit this line of business due to Madison-IL not achieving the projected development milestones, the Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures sold Madison-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues, a limited operating history, and no current line of business.

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

As of June 30, 2017

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $470,000 as of June 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2018 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

4. Investment in technology license

On February 27, 2015, we entered into a letter of intent (the “Letter of Intent”) with Ocure Ltd. (“Ocure”), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. The Letter of Intent terminated when the Company did not make the second required payment, however the Company continued to negotiate with Ocure. On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the “License Agreement”) with Ocure and Madison-IL Ltd., a wholly-owned subsidiary of the Company incorporated in Israel on July 9, 2015 (the “Subsidiary”). Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

4. Investment in technology license (continued)

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

The Company was in default of the First $250,000 Tranche aggregate payment due on April 8, 2016. Upon the six month anniversary of the Effective Date (May 11, 2016) no assets were transferred by Ocure to the Company’s subsidiary. As of March 31, 2017, the Company had advanced funds aggregating $221,850 to the Subsidiary and paid Ocure $10,000 under the License Agreement. As such, the Company was in breach of its obligations under the License Agreement, but had not received notice of termination from Ocure. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License.

As of March 31, 2017, the Subsidiary in furtherance of the commercialization of the Licensed Technology has incurred an aggregate of $266,722 of costs recorded as the investment in technology license. At March 31, 2017, the additional costs recorded as the investment in technology license represent vendor obligations payable.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

4. Investment in technology license (continued)

Accordingly, the investment in the technology license of $266,722, at January 4, 2017, has been written off and recognized as an expense during the year ended March 31, 2017. As of June 30 and March 31, 2017, zero technology license costs are capitalized.

5. Due to related parties

Due to related parties at June 30, and March 31, 2017 consisted of the following:

	June 30,	March 31,
	2017	2017

Balance at beginning of period	$236,942	$213,442
Funds advanced	-	23,500
Funds repaid	100	-
Funds forgiven	-	-
Balance at end of period	$236,842	$236,942

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

The net funds aggregating $114,406 were used to pay operating costs of the Company. The aggregate obligations bear no interest, have no fixed term and are not evidenced by any written agreements. The shareholders are under no obligation to advance additional funds to the Company.

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

On January 8, 2016, the aggregate advances received and future advances from Morpheus were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined. The Company is currently is negotiating an extension of the due date.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

6. Long-term debt due to related party

Long term debt at June 30 and March 31, 2017 consisted of the following:

	June 30,	March 31,
	2017	2017

Balance at beginning of period	$110,000	$-
Funds advanced	-	110,000
Funds repaid	-	-
Balance at end of period	$110,000	$110,000

On April 18, 2016, the Company entered into a five year non-interest bearing loan agreement for $110,000 with Cronus Overseas Corporation, a shareholder of the Company. Proceeds were used to fund the Technology acquisition and operations. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the “Default Interest”). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest. On September 25, 2017, Cronus paid on behalf of the Company $65 for operating costs of the Company.

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

In addition, if during the term of the April 20th Agreement Mr. Gregorio’s direct efforts result in a consummated financing for the Company he shall be paid a 5.0% fee on such financing received by the Company, at his option, as either cash or shares of Company’s Common Stock at the offering price. Additionally, the Company will grant Mr. Gregorio a 2 year stock option priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 1,000,000 restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement.

On August 9, 2016, the Company issued Mr. Gregorio the agreed 1,000,000 restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016.

Madison-IL

On March 31, 2017, the Company forgave the intercompany debt between Madison Ventures, Inc. and Madison-IL Ltd which aggregated $231,850. The Company, established Madison-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 decision to terminate the Ocure License and to dissolve or liquidate Madison-IL, by consent action of a majority of the Company’s shareholders, Madison Ventures negotiated the sale of Madison-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 5. Pompeii assumes the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 shares issued and outstanding at June 30, 2017 and March 31, 2017. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

As of March 31, 2017 and 2016, the Company has not granted any stock options or stock warrants.

9. Subsequent Events

On September 5, 2017, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $15,000 to pay operating costs.

On September 25, 2017, Cronus paid on behalf of the Company $65 for operating costs of the Company.

On February 7, 2018, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $20,538 (advanced as 25,735 CND) to pay operating costs.

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into Madison Ventures with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the surviving corporation by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark, the Chief Executive Officer of Firetainment, is now our sole officer and director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), an development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 20, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to make certain payments. As of June 30 2017 and March 31, 2017, the Company had advanced $221,850, to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. Effective January 4, 2017, the Company determined to terminate all aspects of the Ocure License and to write off any investment made. On April 1, 2017, the Company sold all the shares of its Israeli subsidiary and obtained majority shareholder consent to do so, as the Israeli subsidiary comprised substantially all of the assets of the Company.

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

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2017 and 2016

We recorded no revenues for the three months ended June 30, 2017 and 2016.

For the three months ended June 30, 2017, total operating costs were $(45,478), consisting of consulting and professional fees of $3,433 offset by a gain on the sale of a foreign subsidiary of $48,911. The net gain from the sale of Madison-IL was a result of $62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received from a shareholder of the Company. By comparison, for the three months ended June 30, 2016, total operating costs were $20,069, consisting of $14,885 of consulting and professional fees and $1,387 of stock-based compensation and $3,797 in other general and administrative expenses.

We had net income of $45,478 and net losses of $23,401 during the three months ended June 30, 2017 and June 30, 2016, respectively. The net income during three months ended June 30, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At June 30, 2017, we had a cash balance of $1,353, total current liabilities of approximately $253,906 and working capital deficit of $252,553 and a stockholders’ deficit of approximately $362,553. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2017.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: June 27, 2018	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

