Form 10-Q
period 2017-09-30
Madison Ventures Inc.
filed 2018-06-27
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2017	2017

ASSETS
Current assets:
Cash	$1,404	$8,639
Total assets	$1,404	$8,639

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,803	$77,274
Accrued liabilities	-	6,192
Due to related parties	251,842	236,942
Total current liabilities	264,645	320,408
Long-term liabilities:
Long-term debt due to related party	110,065	110,000
Total long-term liabilities	110,065	110,000
Total Liabilities	374,710	430,408

Commitments and Contingencies

Shareholders’ equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 and 29,400,000 shares issued and outstanding as of September 30 and March 31, 2017, respectively	29,400	29,400
Additional paid-in capital	78,100	78,100
Accumulated deficit	(480,806)	(515,531)
Accumulated other comprehensive income (loss)	-	(13,738)
Total shareholders’ equity (deficit)	(373,306)	(421,769)
Total liabilities and shareholders’ equity (deficit)	$1,404	$8,639

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended September 30,
	2017	2016

Operating costs:
Consulting and professional fees	$9,953	$18,417
Stock based compensation	-	-
Insurance	-	2,550
Gain on disposition of foreign subsidiary	-	-
Impairment of technology license	-	244,904
Other general & administrative expenses	800	3,595
Total operating costs	10,753	269,466

Other income (expense):
Foreign exchange gain (loss)	-	4,491
Total other income (expense)	-	4,491

Net (loss)	$(10,753)	$(264,975)

Net (loss) per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	28,965,217

Comprehensive income (loss):
Net (loss)	$(10,753)	$(264,975)
Other comprehensive income (loss):
Foreign currency translation	-	(398)

Comprehensive (loss)	$(10,753)	$(265,373)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Six Months ended September 30,
	2017	2016

Operating costs:
Consulting and professional fees	$13,386	$33,302
Stock based compensation	-	1,387
Insurance	-	2,550
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	(48,911)	-
Impairment of technology license	-	244,904
Other general & administrative expenses	800	7,392
Total operating costs	(34,725)	289,535

Other income (expense):
Foreign exchange gain (loss)	-	1,159
Total other income (expense)	-	1,159

Net income (loss)	$34,725	$(288,376)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	28,684,153

Comprehensive income (loss):
Net income (loss)	$34,725	$(288,376)
Other comprehensive income (loss):
Foreign currency translation	-	(222)

Comprehensive income (loss)	$34,725	$(288,598)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	$(76)	$(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, March 31, 2017	-	-	-	(320,862)	(13,662)	(334,524)

Balance, March 31, 2017	29,400,000	29,400	78,100	(515,531)	(13,738)	(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, September 30, 2017	-	-	-	34,725	-	34,725

Balance, September 30, 2017	29,400,000	$29,400	$78,100	$(480,806)	$-	$(373,306)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$34,725	$(288,376)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Employee stock based compensation	-	1,387
Impairment of technology license	-	244,904
(Gain) on disposition of foreign subsidiary	(55,477)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	1,498
Decrease in miscellaneous receivable	-	2,586
(Decrease) increase in accounts payable	(1,548)	54,327
Increase in accrued liabilities	-	2,356
Net cash (used in) provided by operating activities	(22,300)	18,682

Cash flows from investing activities:
Acquisition of technology license	-	(173,576)
Net cash (used in) investing activities	-	(173,576)

Cash flows from financing activities:
Proceeds from related parties	15,000	6,500
Proceeds from non-interest bearing term-debt due to related party	65	110,000
Net cash provided by financing activities	15,065	116,500

Effect of exchange rate changes on cash	-	182

Net (decrease) in cash	(7,235)	(38,212)
Cash, beginning of the year	8,639	66,795
Cash, end of the quarter	$1,404	$28,583

Non-cash investing and financing activities
Shares issued for accrued compensation	$-	$25,000

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2017

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

The unaudited condensed consolidated balance sheet of the Company as of September 30, 2017, and the related consolidated balance sheet of the Company as of March 31, 2017, which is derived from the Company’s audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Six Months ended September 30, 2017 and 2016 and the condensed consolidated statement of stockholders equity for the period of March 31, 2016 to September 30, 2017 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 20, 2018.

Operating results for the Six Months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

2. Nature of operations

Madison Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. However, the Company has not made all payments required under the Ocure License and is in breach of that agreement. Ocure has not provided formal notice of termination. The License Agreement has not been extended or amended, and there was a substantial risk the agreement would be cancelled. Accordingly the investment in the technology license of $244,904, at September 30, 2016, is impaired and written off as a result of these circumstances. In a further step to exit this line of business due to Madison-IL not achieving the projected development milestones, the Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures sold Madison-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues, a limited operating history, and no current line of business.

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

As of September 30, 2017

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $481,000 as of September 30, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2018 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

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

As of September 30, 2017

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2017

4. Investment in technology license (continued)

Accordingly, the investment in the technology license of $266,722, at January 4, 2017, has been written off and recognized as an expense during the year ended March 31, 2017. As of September 30 and March 31, 2017, zero technology license costs are capitalized.

5. Due to related parties

Due to related parties at September 30, and March 31, 2017 consisted of the following:

	September 30,	March 31,
	2017	2017

Balance at beginning of period	$236,942	$213,442
Funds advanced	15,000	23,500
Funds repaid	100	-
Funds forgiven	-	-
Balance at end of period	$251,842	$236,942

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2017

6. Long-term debt due to related party

Long term debt at September 30 and March 31, 2017 consisted of the following:

	September 30,	March 31,
	2017	2017

Balance at beginning of period	$110,000	$-
Funds advanced	65	110,000
Funds repaid	-	-
Balance at end of period	$110,065	$110,000

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2017

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 shares issued and outstanding at September 30, 2017 and March 31, 2017. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

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

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to make certain payments. As of September 30, 2017 and March 31, 2017, the Company had advanced $221,850 to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. Effective January 4, 2017, the Company determined to terminate all aspects of the Ocure License and to write off any investment made. On April 1, 2017, the Company sold all the shares of its Israeli subsidiary and obtained majority shareholder consent to do so, as the Israeli subsidiary comprised substantially all of the assets of the Company.

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

RESULTS OF OPERATIONS

Six-Months Ended September 30, 2017 and 2016

We recorded no revenues for the six months ended September 30, 2017 and 2016. However, we recorded a gain on the sale of a foreign subsidiary of $48,911 during the six months ended September 30, 2017. The net gain from the sale of Madison-IL was a result of $62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received from a shareholder of the Company.

For the six months ended September 30, 2017, total operating costs were $(34,725), consisting of consulting and professional fees of $13,386, offset by a gain on the sale of a foreign subsidiary of $48,911, and $800 in other general and administrative expenses. By comparison, for the six months ended September 30, 2016, total operating costs were $289,535, consisting of $33,302 of consulting and professional fees, $1,387 of stock based compensation, $2,550 of insurance, $244,904 of impairment on our technology license, and $7,392 in other general and administrative expenses.

We had net income of $34,725 and net losses of $288,376 during the six months ended September 30, 2017 and September 30, 2016, respectively. The net income during the six months ended September 30, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At September 30, 2017, we had a cash balance of $1,404, total current liabilities of approximately $264,645 and working capital deficit of $263,241 and a stockholders’ deficit of approximately $373,306. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2017.

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

