Form 10-Q
period 2017-12-31
Madison Ventures Inc.
filed 2018-07-27
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

As of July 20, 2018, there were 29,400,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Madison Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2017	2017

ASSETS
Current assets:
Cash	$-	$8,639
Total assets	$-	$8,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,689	$77,274
Accrued liabilities	-	6,192
Due to related parties	251,842	236,942
Total current liabilities	273,531	320,408
Long-term liabilities:
Long-term debt due to related party	110,065	110,000
Total long-term liabilities	110,065	110,000
Total Liabilities	383,596	430,408

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 and 29,400,000 shares issued and outstanding as of December 31 and March 31, 2017, respectively	29,400	29,400
Additional paid-in capital	78,100	78,100
Accumulated deficit	(491,096)	(515,531)
Accumulated other comprehensive income (loss)	-	(13,738)
Total shareholders’ equity (deficit)	(383,596)	(421,769)
Total liabilities and shareholders’ equity (deficit)	$-	$8,639

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended December 31,
	2017	2016

Operating costs:
Consulting and professional fees	$10,276	$8,507
Stock based compensation	-	-
Insurance	-	1
Gain on disposition of foreign subsidiary	-	-
Impairment of technology license	-	12,321
Other general & administrative expenses	15	4,561
Total operating costs	10,291	25,390

Other income (expense):
Foreign exchange gain (loss)	-	(5,649)
Interest expense	-	(13)
Total other income (expense)	-	(5,662)

Net (loss)	$(10,291)	$(31,052)

(Loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	29,400,000

Comprehensive income (loss):
Net (loss)	$(10,291)	$(31,052)
Other comprehensive income:
Foreign currency translation	-	3,377

Comprehensive (loss)	$(10,291)	$(27,675)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months ended December 31,
	2017	2016

Operating costs:
Consulting and professional fees	$23,661	$41,809
Stock based compensation	-	1,387
Insurance	-	2,551
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	(48,911)	-
Impairment of technology license	-	257,225
Other general & administrative expenses	815	11,953
Total operating costs	(24,435)	314,925

Other income (expense):
Foreign exchange gain (loss)	-	(4,489)
Interest expense	-	(13)
Total other income (expense)	-	(4,502)

Net income (loss)	$24,435	$(319,427)

Income (loss) per common share:
Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	28,923,636

Comprehensive income (loss):
Net income (loss)	$24,435	$(319,427)
Other comprehensive income:
Foreign currency translation	-	3,155

Comprehensive income (loss)	$24,435	$(316,272)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	$(76)	$(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, March 31, 2017	-	-	-	(320,862)	(13,662)	(334,524)

Balance, March 31, 2017	29,400,000	29,400	78,100	(515,531)	(13,738)	(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, December 31, 2017	-	-	-	24,435	-	24,435

Balance, December 31, 2017	29,400,000	$29,400	$78,100	$(491,096)	$-	$(383,596)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$24,435	$(319,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Employee stock based compensation	-	1,387
Impairment of technology license	-	257,225
(Gain) on disposition of foreign subsidiary	(48,911)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,100
Decrease in miscellaneous receivable	-	4,792
Increase in accounts payable	6,964	50,629
Increase in accrued liabilities	(6,192)	5,900
Net cash (used in) provided by operating activities	(23,704)	2,606

Cash flows from investing activities:
Acquisition of technology license	-	(187,454)
Net cash (used in) investing activities	-	(187,454)

Cash flows from financing activities:
Proceeds from related parties	15,000	15,500
Proceeds from non-interest bearing term-debt	65	110,000
Net cash provided by financing activities	15,065	125,500

Effect of exchange rate changes on cash	-	3,725

Net (decrease) in cash	(8,639)	(55,623)
Cash, beginning of the year	8,639	66,795
Cash, end of the quarter	$-	$11,172

Non-cash investing and financing activities
Shares issued for accrued compensation	$-	$25,000

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017

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

The unaudited condensed consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated balance sheet of the Company as of March 31, 2017, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Nine Months ended December 31, 2017 and 2016 and the condensed consolidated statement of stockholders equity for the period of March 31, 2016 to December 31, 2017 and are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2017 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on March 20, 2018.

Operating results for the Nine Months ended December 31, 2017 are not necessarily indicative of the results that can be expected for the year ending March 31, 2018.

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

As of December 31, 2017

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $491,000 as of December 31, 2017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2018 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

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

As of December 31, 2017

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

As of December 31, 2017

4. Investment in technology license (continued)

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

Accordingly, the investment in the technology license of $266,722, at January 4, 2017, has been written off and recognized as an expense during the year ended March 31, 2017. As of December 31 and March 31, 2017, zero technology license costs are capitalized.

5. Due to related parties

Due to related parties at December 31 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2017	2017

Balance at beginning of period	$236,942	$213,442
Funds advanced	15,000	23,500
Funds repaid	(100)	-
Balance at end of period	$251,842	$236,942

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

On December 3, December 24, 2015, January 4, January 6, January 15, November 10, 2016, February 7, March 30, and September 5, 2017, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, $3,750, $5,000, $3,000, and $15,000, respectively, as a series of unsecured obligations. The funds aggregating $137,436 were used to pay operating costs of the Company. On February 7, and June 19, 2018, Morpheus advanced the Company $20,538 and $1,167, respectively, to pay operating costs of the Company.

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017

6. Long-term debt due to related party

Long term debt at December 31 and March 31, 2017 consisted of the following:

	December 31,	March 31,
	2017	2017

Balance at beginning of period	$110,000	$-
Funds advanced	65	110,000
Funds repaid	-	-
Balance at end of period	$110,065	$110,000

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

On April 23, 2018, Mr. Gregorio resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and as the sole Director.

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

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 shares issued and outstanding at December 31, 2017 and March 31, 2017. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

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

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark, the sole owner of Firetainment, is now our sole officer and director.

On June 19, 2018, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $1,167 to pay operating costs.

On June 29, 2018, Firetainment Inc. advanced the Company $10,000 to pay operating costs.

On July 5, 2018, holders of 15,820,000 shares of the Company’s outstanding common stock, representing approximately 53.8% of the outstanding shares, approved, by written consents, an amendment to the articles of incorporation of the Company to change the name of the Company from “Madison Ventures Inc.” to “Viabuilt Ventures Inc.” On July 5, 2018, there were no written consents received by the Company representing a vote against, abstention or broker non-vote with respect to the proposal to change the name. The Company expects to change its name when all regulatory approvals have been obtained.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”), an development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2017 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on March 20, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to make certain payments. As of December 31, 2017 and March 31, 2017, the Company had advanced $221,850 to the Subsidiary and paid Ocure $10,000 in furtherance of the commercialization of the Licensed Technology. Effective January 4, 2017, the Company determined to terminate all aspects of the Ocure License and to write off any investment made. On April 1, 2017, the Company sold all the shares of its Israeli subsidiary and obtained majority shareholder consent to do so, as the Israeli subsidiary comprised substantially all of the assets of the Company.

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

RESULTS OF OPERATIONS

Nine-Months Ended December 31, 2017 and 2016

We recorded no revenues for the nine months ended December 31, 2017 and 2016. However, we recorded a gain on the sale of a foreign subsidiary of $48,911 during the nine months ended December 31, 2017. The net gain from the sale of Madison-IL was a result of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received from a shareholder of the Company.

For the nine months ended December 31, 2017, total operating costs were $(24,435), consisting of consulting and professional fees of $23,661 and $815 in other general and administrative expenses, offset by a gain on the sale of a foreign subsidiary of $48,911. By comparison, for the nine months ended December 31, 2016, total operating costs were $314,925, consisting of $41,809 of consulting and professional fees, $1,387 of stock based compensation, $2,551 of insurance, $257,225 of impairment on our technology license, and $11,953 in other general and administrative expenses.

We had net income of $24,435 and net losses of $(319,427) during the nine months ended December 31, 2017 and December 31, 2016, respectively. The net income during the nine months ended December 31, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At December 31, 2017, we had a cash balance of nil, total current liabilities of approximately $383,596 and working capital deficit of $383,596 and a stockholders’ deficit of approximately $383,596. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2017.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: July 27, 2018	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

 __________________

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

