Form 10-K
period 2018-03-31
Madison Ventures Inc.
filed 2018-08-28
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.

At August 20, 2018, there were 29,400,000 shares of the registrant’s common stock outstanding.

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

As we elected not to pay the entire amount of the first round payment and did not make any of the second round payment, the License Agreement and the License are now terminated. We have no operating business or interests in a business, and are investigating possible new businesses for purchase or investment.

On April 1, 2017, the Company negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has closed and we have since transferred the shares of Madison IL to Pompeii Finance.

On June 19, 2018, Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $1,167 to pay operating costs.

On June 29, 2018, Firetainment Inc. advanced the Company $10,000 to pay operating costs.

On July 24, 2018, Firetainment Inc. advanced the Company $1,458 to pay operating costs.

On July 31, 2018, Firetainment Inc. advanced the Company $600 to pay operating costs.

On August 7, 2018, Firetainment Inc. advanced the Company $12,000 to pay operating costs.

On August 17, 2018, Firetainment Inc. advanced the Company $150 to pay operating costs.

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

Pursuant to the Agreement the Company agreed to issue Firetainment stockholders two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of Madison Ventures, the surviving corporation, by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer.

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark is now our sole officer and director.

Mr. Clark is a director and officer of Firetainment and when and if the Agreement is closed, Mr. Clark will become the controlling shareholder of our company.

Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit.

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

Risks Related to Our Company

Our intended transaction with Firetainment may not close, and potential conflict

We have signed an agreement with Firetainment Inc. whereby we would acquire the shares and business of Firetainment for shares in our common stock. There is no specific date scheduled for closing this intended transaction and it may be delayed or not close at all.

In addition, our director Mr. Clark is an officer and director of Firetainment, Inc., if there are changes to be made or judgement calls required regarding any matter that arises between our company and Firetainment, Mr. Clark would be faced with a conflict of interest between his duty to our company and his duty to Firetainment.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not generated any revenue from operations since our incorporation. We expect that if we find a business of any kind, we will require capital in order to finance our activities. Even without a business, the expenses of a reporting issuer are substantial. If any of these were to occur, there is a substantial risk that our business would fail. As of March 31, 2018, we had total liabilities of $393,227. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

In its report on the financial statements for the year ended March 31, 2018, our independent auditor included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had cash and cash equivalents in the amount of $nil and a working capital deficit of $(283,162) as of March 31, 2018. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 29,400,000 shares of common stock are issued outstanding as of August 20, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

	BID PRICE PER SHARE
QUARTER ENDED	HIGH	LOW
March 31, 2018	$0.0265	$0.0022
December 31, 2017	$0.0062	$0.0016
September 30, 2017	$0.012	$0.006
June 30, 2017	$0.04	$0.0081
March 31, 2017	$0.016	$0.008
December 31, 2016	$0.041	$0.004
September 30, 2016	$0.09	$0.02
June 30, 2016(1)	$4.72	$0.085

_______

(1)	The Company completed a 4 for 1 forward split on April 11, 2016

Transfer Agent

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, and whose telephone number is (813) 344-4490.

Holders

As of August 20, 2018, we had 29,400,000 shares of our common stock issued and outstanding held by approximately 13 holders of record.

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

On April 1, 2017, the Company negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has since closed the transaction and transferred the shares of Madison IL to Pompeii Finance.

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

Pursuant to the Agreement the Company agreed to issue Firetainment stockholders two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of Madison Ventures, the surviving corporation, by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark is now our sole officer and director.

Mr. Clark is an officer and director of Firetainment and when and if the Agreement is closed, Mr. Clark will become the controlling shareholder of our company.

Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit.

The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

Results of Operations

We recorded no revenues for the years ended March 31, 2018 and 2017.

For the year ended March 31, 2018, total operating costs were $(15,292), consisting of consulting and professional fees of $32,705 and general and administrative expenses of $914, offset by a gain on disposition of our foreign subsidiary of ($48,911). By comparison, for the year ended March 31, 2017, total operating costs were $329,564, consisting of $46,253 of consulting and professional fees, $1,387 of stock-based compensation, $266,766 of impairment of technology license and $12,606 general and administrative expenses. There was a net gain of $14,804 compared to a net loss of $320,862, respectively, during fiscal 2018 and 2017. The increase in profit in fiscal 2018 compared with 2017 is due primarily to the gain on sale of the foreign subsidiary, a $nil balance in impairment of technology license and decrease in other general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2018, we had a cash balance of $nil, total current liabilities of approximately $283,162, working capital deficit of $283,162 and stockholders’ deficit of approximately $393,227. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Madison Ventures Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Madison Ventures Inc. and subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Madison Ventures, Inc. and subsidiary (the Company) as of March 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. These 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

August 27, 2018

7600 W. TIDWEL, SUITE 501 • HOUSTON, TEXAS 77040 • TEL: (713) 800-4343 • FAX: (713) 456-2408

Registered with the Public Company Accounting Oversight Board

Madison Ventures Inc.

Consolidated Balance Sheets

	March 31,	March 31,
	2018	2017

ASSETS
Current assets:
Cash	$-	$8,639
Total assets	$-	$8,639

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,781	$77,274
Accrued liabilities	-	6,192
Due to related party	272,381	236,942
Total current liabilities	283,162	320,408
Long-term liabilities:
Long-term debt due to related party	110,065	110,000
Total long-term liabilities	110,065	110,000
Total Liabilities	393,227	430,408

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 shares issued and outstanding as of March 31, 2018 and 2017	29,400	29,400
Additional paid-in capital	78,100	78,100
Accumulated deficit	(500,727)	(515,531)
Accumulated other comprehensive income (loss)	-	(13,738)
Total shareholders’ equity (deficit)	(393,227)	(421,769)
Total liabilities and shareholders’ equity (deficit)	$-	$8,639

The accompanying notes are an integral part of these consolidated financial statements

Madison Ventures Inc.

Consolidated Statements of Operations

	Years Ended March 31,
	2018	2017

Operating costs:
Consulting and professional fees	$32,705	$46,253
Stock based compensation	-	1,387
Insurance	-	2,552
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	(48,911)	-
Impairment of technology license	-	266,766
Other general & administrative expenses	914	12,606
Total operating costs	(15,292)	329,564

Other income (expense):
Foreign exchange (loss) gain	(488)	8,715
Interest expense	-	(13)
Total other income (expense)	(488)	8,702

Net income (loss)	$14,804	$(320,862)

Net income (loss) per common share:
Basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	29,400,000	29,041,096

Comprehensive income (loss):
Net income (loss)	$14,804	$(320,862)
Other comprehensive income:
Foreign currency translation	-	(13,662)

Comprehensive income (loss)	$14,804	$(334,524)

The accompanying notes are an integral part of these consolidated financial statements

Madison Ventures Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2016	28,400,000	$28,400	$54,100	$(194,669)	(76)	(112,245)

Stock issuance for service	1,000,000	1,000	24,000	-	-	25,000

Comprehensive loss, March 31, 2017	-	-	-	(320,862)	(13,662)	(334,524)

Balance, March 31, 2017	29,400,000	29,400	78,100	(515,531)	(13,738)	(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	29,400,000	$29,400	$78,100	$(500,727)	$-	$(393,227)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 approved four to one forward stock split (see note 8).

The accompanying notes are an integral part of these consolidated financial statements

Madison Ventures Inc.

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$14,804	$(320,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Employee stock based compensation	-	1,387
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	(48,911)	-
Impairment of technology license	-	266,766
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,100
Decrease in miscellaneous receivable	-	4,793
(Decrease) increase in accounts payable	(3,571)	54,465
(Decrease) increase in accrued liabilities	(6,565)	5,900
Net cash (used in) provided by operating activities	(44,243)	14,549

Cash flows from investing activities:
Acquisition of technology license	-	(193,370)
Net cash (used in) investing activities	-	(193,370)

Cash flows from financing activities:
Proceeds from related parties	35,539	23,500
Proceeds from non-interest bearing term-debt due to related party	65	110,000
Net cash provided by financing activities	35,604	133,500

Effect of exchange rate changes on cash	-	(12,835)

Net (decrease) in cash	(8,639)	(58,156)
Cash, beginning of the year	8,639	66,795
Cash, end of the year	$-	$8,639

Non-cash investing and financing activities
Shares issued for accrued compensation	$-	$25,000

Supplement cash flow disclosure:
Interest paid	$-	$13
Income tax paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

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

As of March 31, 2018

2. Summary of significant accounting policies (continued)

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2018 and 2017 approximate their respective fair values because of the short-term nature of these instruments.

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

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

2. Summary of significant accounting policies (continued)

License Agreement (continued)

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

The Company was in default of the First $250,000 Tranche aggregate payment due on April 8, 2016. Upon the six month anniversary of the Effective Date (May 11, 2016) no assets were transferred by Ocure to the Company’s subsidiary. As of March 31, 2017, the Company had advanced funds aggregating $221,850 to the Subsidiary and paid Ocure $10,000 under the Licensed Agreement. As such, the Company was in breach of its obligations under the License Agreement, but had not received notice of termination from Ocure. Madison-IL had not achieved the projected development milestones and the Company elected January 4, 2017 to terminate the Ocure License. See Note 4.

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

As of March 31, 2018

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

Basic and Diluted Net Loss Per Share

Net income (loss) per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share has not been presented because there are no dilutive items. Diluted income (loss) per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

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

As of March 31, 2018

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $501,000 as of March 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2019 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

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

As of March 31, 2018

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

The Effective Date occurred upon satisfaction of the Condition Precedent, as defined in the License Agreement, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date is November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure would have transfer certain assets, as defined, to the Subsidiary, and the Company would be obligated to provide the Subsidiary a second $250,000 tranche, payable as follows:

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

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

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

Accordingly the investment in the technology license of $266,722, at January 4, 2017, has been written off and recognized as an expense during the year ended March 31, 2017. As of March 31, 2018 and 2017, zero technology license costs are capitalized.

5. Due to related parties

Due to related parties at March 31, 2018 and 2017 consisted of the following:

	March 31,	March 31,
	2018	2017

Balance at beginning of period	$236,942	$213,442
Funds advanced	35,539	23,500
Funds repaid	(100)	-
Balance at end of period	$272,381	$236,942

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

On April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for the above advances. See Note 8.

The net funds aggregating $114,406 were used to pay operating costs of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company.

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

5. Due to related parties (continued)

On December 3, December 24, 2015, January 4, January 6, January 15, November 10, 2016, February 7, March 30, September 7, 2017, and February 7, 2018 Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, $3,750, $5,000, $3,000, $15,000, and $20,539 (advanced as 25,735 CND), respectively, as a series of unsecured obligations. The funds aggregating $157,975 were used to pay operating costs of the Company. On June 19, 2018, Morpheus advanced the Company $1,167 to pay operating costs of the Company.

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

6. Income taxes

Due to the Company’s net loss position from inception on September 14, 2009 to March 31, 2018, there is no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2018 and 2017.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2018	2017

Net operating loss carry-forward	$500,727	$515,531
Effective tax rate	21%	34%
Deferred tax asset	$105,153	$175,281
Less: Valuation allowance	(105,153)	(175,281)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $500,000 and $516,000 at March 31, 2018 and 2017, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2018 or March 31, 2017. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

6. Income taxes (continued)

On December 22, 2017, the United States Congress enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), making broad and complex changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, transitioning to a modified territorial system, and providing for current expensing of certain qualifying capital expenditures. The Company had no impact as a result of enactment of the Tax Act.

The lower corporate income tax rate of 21% is effective January 1, 2018, resulting in a U.S. statutory federal tax rate of approximately 34% for fiscal 2017, and 21% for subsequent fiscal years, which provided no benefit to our fiscal 2017 tax provision.

The reduction of the U.S. corporate tax rate requires a remeasurement of our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. This reduced our deferred tax asset and valuation allowance by approximately $65,000.

7. Long-term debt due to related party

Long term debt due to related party at March 31, 2018 and 2017 consisted of the following:

	March 31,	March 31,
	2018	2017

Balance at beginning of period	$110,000	$-
Funds advanced	65	110,000
Balance at end of period	$110,065	$110,000

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

8. Related party transactions

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

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

8. Related party transactions (continued)

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

9. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 shares issued and outstanding at March 31, 2018 and 2017. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. All share information has been restated for all periods presented giving retroactive effect of the April 11, 2016 four to one forward stock split. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

As of March 31, 2018 and 2017, the Company has not granted any stock options or stock warrants.

Madison Ventures Inc.

Notes to Consolidated Financial Statements

As of March 31, 2018

10. Stock issuances

On August 9, 2016, pursuant to the terms of the extended April 20th Agreement the Company issued the 1,000,000 shares to Mr. Gregorio for services rendered during the period April 21, 2015 to April 20, 2016; recognized as a stock based compensation expense.

11. Subsequent Event

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into Madison Ventures with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment stockholders two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of Madison Ventures, the surviving corporation, by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark is now our sole officer and director.

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

On July 24, 2018, Firetainment Inc. advanced the Company $1,458 to pay operating costs.

On July 31, 2018, Firetainment Inc. advanced the Company $600 to pay operating costs.

On August 7, 2018, Firetainment Inc. advanced the Company $12,000 to pay operating costs.

On August 17, 2018, Firetainment Inc. advanced the Company $150 to pay operating costs.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018. The ineffectiveness of our internal control over financial reporting was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal control over financial reporting and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions

William Shawn Clark	35	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

William Shawn Clark

On April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director.

Mr. Clark has had a wide variety of hands-on field training in a number of different markets that have given him a solid background in the operation and day-to-day management of a manufacturing company. From 2001 to 2004 Mr. Clark sold insurance for American Income Life Insurance Company. From 2004 - 2012 he worked for a Central Florida mechanical contracting company, Industrial Engineering, where he fabricated, repaired, and serviced large industrial steam systems for institutional building clientele. There, during his eight years of employment, he went from hands-on boilermaker work, which included pipe fitting and welding, to advancing on within the company to project management and technical sales and design specialist. In 2009, while still working for Industrial Engineering Company, he founded the company Waste Oil Solutions. Waste Oil Solutions built steel containers for collecting ‘spent’ or ‘used’ vegetable oil from 300+ restaurant accounts across Florida, and then processed the used restaurant oil into biofuel for sale to the commodities market dependent on many market variables at the time. Mr. Clark sold the company in 2013 to a larger competitor within the same market segment. In 2013, Mr. Clark became involved with Firetainment Inc., www.firetainment.com, a manufacturing company located in Central Florida producing luxury hand crafted outdoor furniture and ancillary products.

Mr. Clark does not have any agreement, arrangement or understanding with the Company in connection with being appointed a director or to the offices of Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer or Director.

Gene Gregorio

Gene Gregorio served as our sole President, Secretary, Treasurer and director from April 2, 2014 until April 23, 2018. Mr. Gregorio has worked in the communications and public relations fields since 1987. Since 2013, Mr. Gregorio has held the position of Gaming Industry Advisor at Vegas Universal Solutions, where he handles corporate affairs, government and regulatory agency relations and business development. From 2009 until 2013, he was a Corporate Affairs Officer at Eway54 Corp., where he handles business development and marketing and government and regulatory agency relations. From 2010 until 2102, Mr. Gregorio was a an independent Business Development and Public Relations Counselor, during which time he, among other things, provided business development and government relations services to a holding company for its plans to enter land-based and online casino industries., public relations for a real estate developer. From 2009 to 2010, Mr. Gregorio was Spokesman and Public Relations Manager for Smartmatic-TIM, where he served as spokesman and handles public affairs and government relations for the company that won the Commission on Elections bid to fully automate the Philippines’ 2010 election. Mr. Gregorio’s background in public relations and his desire to advance our company’s business led to our conclusion that he should be serving as a member of our board of directors in light of our business and structure. There is currently no agreement in place between the Company and Mr. Gregorio. Mr. Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Sole Director on April 23, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended March 31, 2018 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole director and officer (the “Named Executive Officer”) in the fiscal years ended March 31, 2018 and 2017:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gene Gregorio(1)	2018	-0-	-0-	$0	-0-	-0-	-0-	-0-	$0
	2017	-0-	-0-	$1,387	-0-	-0-	-0-	-0-	$1,387

_____________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

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

There is currently no agreement in place between the Company and Mr. Clark.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2018 or 2017, or through the date of filing of this Form 10-K. The following table sets forth certain information concerning outstanding stock awards held by our sole director and officer as of March 31, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gene Gregorio(1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

 __________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

Director Compensation

The following table sets forth director compensation for the fiscal year ended March 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	-0-	-0-	-0-	-0-	-0-	-0-	-0-

____________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 20, 2018, the number of shares of common stock of our company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
common stock	Best Peak Holdings Limited	2,500,000	8.50%
common stock	Cariza Avier	2,500,000	8.50%
common stock	Diossel Ching	2,500,000	8.50%
common stock	Morpheus Financial Corporation	2,500,000	8.50%
common stock	Nicasio Apawan Jr.	2,500,000	8.50%
common stock	Regina Thai	2,500,000	8.50%
common stock	Maribel Fernandez	2,500,000	8.50%
common stock	Mary Ann Cabal	2,500,000	8.50%
common stock	Gene Gregorio (3)	2,000,000	6.80%
All directors and executive officers as a group (1 person)		2,000,000	6.80%

____________

(1)	The percentages above are based on 29,400,000 shares of our common stock issued and outstanding as of March 8, 2018
(2)	c/o Madison Ventures Inc., Loma de Bernal 3, 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.
(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Sole Director on April 23, 2018.

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

Director Independence

We currently act with one director, William Shawn Clark. Our common stock is quoted on the OTC Pink marketplace operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of the corporation or was, at any time during the past three years, employed by the corporation. Using this definition of independent director, we do not have any independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2018 and 2017 for professional services rendered by LBB & Associates Ltd., LLP, our independent auditor and PLS CPA, a Professional Corporation, our predecessor independent auditor:

Fees	2018	2017
Audit Fees	$13,350	$16,500
Audit Related Fees	2,125	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$15,475	$16,500

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

MADISON VENTURES INC.

By:	/s/ William Shawn Clark
William Shawn Clark
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William Shawn Clark
William Shawn Clark
Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: August 28, 2018

