Form 10-Q
period 2018-06-30
Madison Ventures Inc.
filed 2018-09-11
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of September 7, 2018, there were 29,400,000 shares of common stock, $0.001 par value per share, outstanding.

MADISON VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MADISON VENTURES INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2018	2018

ASSETS
Current assets:
Cash	$10,000	$-
Total assets	$10,000	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,577	$10,781
Due to related party	283,548	272,381
Total current liabilities	308,125	283,162
Long-term liabilities:
Long-term debt due to related party	110,065	110,065
Total long-term liabilities	110,065	110,065
Total Liabilities	418,190	393,227

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 29,400,000 shares issued and outstanding as of June 30 and March 31, 2018	29,400	29,400
Additional paid-in capital	78,100	78,100
Accumulated deficit	(515,690)	(500,727)
Accumulated other comprehensive income (loss)	-	-
Total shareholders’ equity (deficit)	(408,190)	(393,227)
Total liabilities and shareholders’ equity (deficit)	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months Ended June 30,
	2018	2017

Operating costs:
Consulting and professional fees	$14,963	$3,433
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods		(48,911)
Total operating costs	14,963	(45,478)

Other income (expense):
Foreign exchange (loss) gain	-	-
Total other income (expense)	-	-

Net (loss) income	$(14,963)	$45,478

Net (loss) income per common share:
Basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic and diluted	29,400,000	29,400,000

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2017	29,400,000	$29,400	$78,100	$(515,531)	$(13,738)	$(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	29,400,000	29,400	78,100	(500,727)	-	(393,227)

Net loss, June 30, 2018	-	-	-	(14,963)	-	(14,963)

Balance, June 30, 2018	29,400,000	$29,400	$78,100	$(515,690)	$-	$(408,190)

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(14,963)	$45,478
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(55,477)
Changes in operating assets and liabilities:
Increase in accounts payable	13,796	2,713
Increase in accrued liabilities	-	-
Net cash (used in) provided by operating activities	(1,167)	(7,286)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	11,167	-
Proceeds from non-interest bearing term-debt due to related party	-	-
Net cash provided by financing activities	11,167	-

Net increase (decrease) in cash	10,000	(7,286)
Cash, beginning of the period	-	8,639
Cash, end of the period	$10,000	$1,353

The accompanying notes are an integral part of these condensed consolidated financial statements

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

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

The unaudited condensed consolidated balance sheet of the Company as of June 30, 2018, and the related consolidated balance sheet of the Company as of March 31, 2018, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the Three Months ended June 30, 2018 and 2017 and the condensed consolidated statement of stockholders equity for the period of March 31, 2017 to June 30, 2018 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2018.

Operating results for the Three Months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

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

Plan of Reorganization and Agreement of Securities Exchange

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into Madison Ventures with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

2. Nature of operations (continued)

Plan of Reorganization and Agreement of Securities Exchange (continued)

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark, the sole director of Firetainment, is now our sole officer and director.

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $516,000 as of June 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2019 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

4. Investment in technology license

On January 4, 2017, the Company elected to terminate the Ocure License and write off the remaining investment in the license agreement. In a further step to exit this line of business on April 1, 2017, by consent action of a majority of the Company’s shareholders, Madison Ventures sold Madison-IL, Ltd., the wholly owned subsidiary the Company incorporated in Israel on July 9, 2015 pursuant to the license agreement (the “Subsidiary”), to Pompeii Finance, a shareholder of the Company (see Note 5). Pompeii assumed the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

On February 27, 2015, we entered into a letter of intent (the “Letter of Intent”) with Ocure Ltd. (“Ocure”), an Israeli corporation, pursuant to which the Company would be obligated to exclusively license certain technology from Ocure under terms of a license agreement to be negotiated between the Company and Ocure. On August 5, 2015, as amended February 26, 2016, the company entered into an exclusive license agreement (the “License Agreement”) with Ocure and the Subsidiary. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

Under the License Agreement, the Company was obligated as consideration for the Licensed Technology to provide the Subsidiary $250,000 for the commercialization of the Licensed Technology, payable as four defined amounts over a fourteen month period ending on or before April 8, 2016 (collectively, the “First $250,000 Tranche”).

The Effective Date of the License Agreement occurred upon satisfaction of the Condition Precedent, as defined, and approval of the Agreement by the Chief Scientist of the Israeli Ministry of the Economy. The License Agreement Effective Date was November 11, 2015; the date approval of the Chief Scientist of the Israeli Ministry of the Economy was received. Upon the 6-month anniversary of the Effective Date, if the Company had paid the First $250,000 Tranche, then Ocure would have transferred certain assets, as defined, to the Subsidiary, and the Company would be obligated to provide the Subsidiary a second $250,000 tranche, payable as three defined amounts over a two month period.

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

As of March 31, 2017, the Subsidiary in furtherance of the commercialization of the Licensed Technology had incurred an aggregate of $266,722 of costs recorded as the investment in technology license. At March 31, 2017, the additional costs recorded as the investment in technology license represent vendor obligations payable by Madison-IL

Accordingly the investment in the technology license of $266,722, at January 4, 2017, was written off and recognized as an expense during the year ended March 31, 2017. As of June 30, and March 31, 2018, zero technology license costs are capitalized.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

5. Due to related parties

Due to related parties at June 30 and March 31, 2018 consisted of the following:

	June 30,	March 31,
	2018	2018

Balance at beginning of period	$272,381	$236,942
Funds advanced	11,167	35,539
Funds repaid	-	(100)
Balance at end of period	$283,548	$272,381

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, 2016, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000 respectively, as a series of unsecured obligations for an aggregate total of $102,756.

On August 11 and November 10, 2016, Pompeii Finance, a shareholder of the Company, advanced the Company $6,500 and $5,250, respectively, as a series of unsecured obligations for an aggregate total of $11,750.

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

On December 3, December 24, 2015, January 4, January 6, January 15, November 10, 2016, February 7, March 30, September 7, 2017, February 7, and June 19, 2018 Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, $3,750, $5,000, $3,000, $15,000, $20,539 (advanced as 25,735 CND), and $1,167 respectively, as a series of unsecured obligations. The funds aggregating $159,142 were used to pay operating costs of the Company.

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

On June 29, 2018 Firetainment Inc. advanced the Company $10,000 as an unsecured obligation. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company. On July 24, July 31, August 7, and August 17, 2018 Firetainment  advanced the Company $1,458, $600, $12,000, and 150, respectively, to pay operating costs of the Company.

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

6. Long-term debt due to related party

Long term debt at June 30 and March 31, 2018 consisted of the following:

	June 30,	March 31,
	2018	2018

Balance at beginning of period	$110,065	$110,000
Funds advanced	-	65
Balance at end of period	$110,065	$110,065

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

On April 23, 2018, Mr. Gregorio resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and as the sole Director.

Madison-IL

On March 31, 2017, the Company forgave the intercompany debt between Madison Ventures, Inc. and Madison-IL Ltd which aggregated $231,850. The Company, established Madison-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 discussion to terminate the Ocure License and to dissolve or liquidate Madison-IL, by consent action of a majority of the Company’s shareholders, Madison Ventures negotiated the sale of Madison-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 4. Pompeii assumed the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

MADISON VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2018

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 29,400,000 shares issued and outstanding at June 30 and March 31, 2018. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016.

As of June 30 and March 31, 2018, the Company has not granted any stock options or stock warrants.

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

On July 31, 2018, Firetainment Inc. advanced the Company $600 to pay operating costs.

On August 7, 2018, Firetainment Inc. advanced the Company $12,000 to pay operating costs.

On August 17, 2018, Firetainment Inc. advanced the Company $150 to pay operating costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Madison Ventures Inc., a Nevada corporation (the “Company”) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 28, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on September 14, 2009 and established a fiscal year end of March 31. From inception until early 2015, we were engaged in the mineral exploration business.

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure, pursuant to which we agreed to exclusively license certain technology (“Licensed Technology”) from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a License Agreement.

Effective January 4, 2017, the Company determined to terminate all aspects of the License Agreement and to write off any investment made. On April 1, 2017, the Company sold all the shares of its Israeli subsidiary and obtained majority shareholder consent to do so, as the Israeli subsidiary comprised substantially all of the assets of the Company.

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into the Company with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

GOING CONCERN

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing we endeavor to obtain, as described in this Form 10-Q, and implement our business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

PLAN OF OPERATION

The Agreement entered into with Firetainment will result in the merger of Firetainment into the Company with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company.

Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties. When and if the agreement with Firetainment closes, we will have to raise substantial funds in order to operate the Firetainment business, as it is expected to produce losses in the first few months after closing, and possibly for a longer period.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2018 and 2017

We had no operations and recorded no revenues for the three months ended June 30, 2018 and 2017. However, in 2017 we recorded a gain on the sale of a foreign subsidiary of $48,911 offset by $3,433 of consulting and professional fees during the three months ended June 30, 2017. The net gain from the sale of Madison-IL was a result of net liabilities eliminated. By comparison, for the three months ended June 30, 2018, total operating costs were $14,963, consisting of consulting and professional fees of $14,963.

We had net (loss) income of $(14,963) and $45,478 during the three months ended June 30, 2018 and June 30, 2017, respectively. The net income during the three months ended June 30, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At June 30, 2018, we had a cash balance of $10,000, total current liabilities of approximately $308,125 and working capital deficit of $298,125 and a stockholders’ deficit of approximately $408,190. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. We expect that we will need to raise funds to operate the Firetainment business if and when that transaction closes. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2018.

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

MADISON VENTURES INC.
(Name of Registrant)

Date: September 10, 2018	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

