Form 10-Q
period 2018-09-30
Viabuilt Ventures Inc.
filed 2018-11-19
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-188753

VIABUILT VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2475 N John Young Pkwy

Orlando, Florida 32804

 (Address of principal executive offices, zip code)

1-888-552-7897

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

As of November 16, 2018, there were 1,176,000 shares of common stock, $0.001 par value per share, outstanding.

VIABUILT VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Viabuilt Ventures Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VIABUILT VENTURES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
	2018	2018
ASSETS
Current assets:
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,577	$10,781
Due to related party	301,856	272,381
Total current liabilities	328,433	283,162
Long-term liabilities:
Long-term debt due to related party	110,065	110,065
Total long-term liabilities	110,065	110,065
Total Liabilities	438,498	393,227

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 1,176,000 shares issued and outstanding as of September 30 and March 31, 2018	1,176	1,176
Additional paid-in capital	106,324	106,324
Accumulated deficit	(545,998)	(500,727)
Accumulated other comprehensive income (loss)	-	-
Total shareholders’ equity (deficit)	(438,498)	(393,227)
Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months Ended September 30,
	2018	2017

Operating costs:
Consulting and professional fees	$30,308	$9,953
Other general & administrative expenses	-	800
Total operating costs	30,308	10,753

Net (loss) income	$(30,308)	$(10,753)

Net (loss) income per common share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,176,000	1,176,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Six months Ended September 30,
	2018	2017

Operating costs:
Consulting and professional fees	$45,271	$13,386
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(48,911)
Other general & administrative expenses	-	800
Total operating costs	45,271	(34,725)

Net (loss) income	$(45,271)	$34,725

Net (loss) income per common share:
Basic and diluted	$(0.04)	$0.03

Weighted average common shares outstanding:
Basic and diluted	1,176,000	1,176,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2017	1,176,000	$1,176	$106,324	$(515,531)	$(13,738)	$(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	1,176,000	1,176	106,324	(500,727)	-	(393,227)

Net loss, September 30, 2018	-	-	-	(45,271)	-	(45,271)

Balance, September 30, 2018	1,176,000	$1,176	$106,324	$(545,998)	$-	$(438,498)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase of the authorized shares to 300,000,000 (see note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(45,271)	$34,725
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(55,477)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	15,796	(1,548)
Increase in accrued liabilities	-	-
Net cash (used in) provided by operating activities	(29,475)	(22,300)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	29,475	15,000
Proceeds from non-interest bearing term-debt due to related party	-	65
Net cash provided by financing activities	29,475	15,065

Net (decrease) in cash	-	(7,235)
Cash, beginning of the year	-	8,639
Cash, end of the year	$-	$1,404

Non-cash investing and financing activities

Supplement cash flow disclosure:

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

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

The unaudited condensed consolidated balance sheet of the Company as of September 30, 2018, and the related consolidated balance sheet of the Company as of March 31, 2018, which is derived from the Company's audited financial statements, the unaudited condensed consolidated statement of operations and cash flows for the six months ended September 30, 2018 and 2017 and the condensed consolidated statement of stockholders equity for the period of March 31, 2017 to September 30, 2018 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2018.

Operating results for the six months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

2. Nature of operations

Viabuilt Ventures Inc. (“Company”) was incorporated as Madison Ventures Inc. in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. The Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt sold Madison-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues, a limited operating history, and no current line of business.

The success of the Company is dependent upon the identification of products or services, the ability of the Company to obtain the necessary financing to develop such products or services, and upon future profitable operations.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

2. Nature of operations (continued)

Plan of Reorganization and Agreement of Securities Exchange

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into Viabuilt with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment eight million (8,000,000) common shares, two-hundred million (200,000,000) prior to the October 9, 2018 twenty-five for one reverse stock split, in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending March 31, 2018, unless another time or date, or both, are agreed to in writing by the parties.

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

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $546,000 as of September 30, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2019 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

4. Investment in technology license

On January 4, 2017, the Company elected to terminate the Ocure License (as defined below) and write off the remaining investment in the license agreement. In a further step to exit this line of business on April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt sold Madison-IL, Ltd., the wholly owned subsidiary the Company incorporated in Israel on July 9, 2015 pursuant to the license agreement (the “Subsidiary”), to Pompeii Finance, a shareholder of the Company (see Note 5). Pompeii assumed the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

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

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

4. Investment in technology license (continued)

As of March 31, 2017, the Subsidiary in furtherance of the commercialization of the Licensed Technology had incurred an aggregate of $266,722 of costs recorded as the investment in technology license. At March 31, 2017, the additional costs recorded as the investment in technology license represent vendor obligations payable by Madison-IL

Accordingly the investment in the technology license of $266,722, at January 4, 2017, was written off and recognized as an expense during the year ended March 31, 2017. As of September 30, and March 31, 2018, zero technology license costs are capitalized.

5. Due to related party

Due to related parties at September 30 and March 31, 2018 consisted of the following:

	September 30,	March 31,
	2018	2018

Balance at beginning of period	$272,381	$236,942
Funds advanced	29,475	35,539
Funds repaid	-	(100)
Balance at end of period	$301,856	$272,381

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, 2016, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000, respectively, as a series of unsecured obligations for an aggregate total of $102,756.

On August 11 and November 10, 2016, Pompeii Finance, a shareholder of the Company, advanced the Company $6,500 and $5,250, respectively, as a series of unsecured obligations for an aggregate total of $11,750.

On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for the above advances. See Note 7.

The net funds aggregating $114,406 were used to pay operating costs of the Company. The aggregate obligations bears no interest, has no fixed term and is not evidenced by any written agreement. The shareholders are under no obligation to advance additional funds to the Company.

On December 3, December 24, 2015, January 4, January 6, January 15, November 10, 2016, February 7, March 30, September 7, 2017, February 7, and June 19, 2018 Morpheus Financial Corporation Limited, a shareholder of the Company, advanced the Company $37,473, $7,500, $7,326, $8,412, $49,975, $3,750, $5,000, $3,000, $15,000, $20,539 (advanced as 25,735 CND), and $1,167, respectively, as a series of unsecured obligations. The funds aggregating $159,142 were used to pay operating costs of the Company.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

5. Due to related party (continued)

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

On June 29, July 24, July 31, August 7, August 17, September 12, and September 14, 2018 Firetainment Inc. advanced the Company $10,000, $1,458, $600, $12,000, $150, $2,200, and $1,900, respectively, as a series of unsecured obligations. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company. On October 22, and November 7, 2018 Firetainment advanced the Company $178, and $5,815, respectively, to pay operating costs of the Company.

6. Long-term debt due to related party

Long term debt due to related party at September 30 and March 31, 2018 consisted of the following:

	September 30,	March 31,
	2018	2018

Balance at beginning of period	$110,065	$110,000
Funds advanced	-	65
Balance at end of period	$110,065	$110,065

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

7. Related party transactions

Employment Agreements

On April 2, 2014, Mr. Gene Gregorio was appointed the Company’s President, Chief Executive Officer, Chief Financial Officer and sole Director. On April 20, 2014, the Company agreed to issue Mr. Gregorio 40,000 (1,000,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, the Company issued Mr. Gregorio the agreed 40,000 (1,000,000 presplit) restricted shares of the Company’s Common Stock.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

7. Related party transactions (continued)

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

On April 14, 2015, the April 20th Agreement with Mr. Gene Gregorio was extended for a second year under the same terms and conditions. Mr. Gregorio will be issued 40,000 (1,000,000 presplit) restricted shares of the Company’s Common Stock, valued at $25,000, based on the market close, as compensation for his services for the second year the extended April 20th Agreement. On August 9, 2016, the Company issued Mr. Gregorio the agreed 40,000 (1,000,000 presplit) restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016.

On April 23, 2018, Mr. Gregorio resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and as the sole Director.

Madison-IL

On March 31, 2017, the Company forgave the intercompany debt between Viabuilt Ventures, Inc. and Madison-IL Ltd which aggregated $231,850. The Company established Madison-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 discussion to terminate the Ocure License and to dissolve or liquidate Madison-IL, by consent action of a majority of the Company’s shareholders, Viabuilt negotiated the sale of Madison-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 4. Pompeii assumed the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

8. Capital stock

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 1,176,000 shares issued and outstanding at September 30 and March 31, 2018. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of common stock. Prior to the forward stock split the Company had 75,000,000 authorized shares of common stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016. On October 9, 2018, the Company effected a twenty-five for one reserve stock split of our i) authorized and ii) issued and outstanding shares of common stock. Prior to the reverse stock split the Company had 300,000,000 authorized shares of common stock, with a par value of $0.001 per share and 29,400,000 shares issued and outstanding at September 30, 2018. Additional on October 10, 2018, the Company increased the number of authorized shares of common stock from 12,000,000 to 300,000,000.

As of September 30 and March 31, 2018, the Company has not granted any stock options or stock warrants.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of September 30, 2018

9. Subsequent Events

On October 9, 2018, the Company changed its name from “Madison Ventures Inc.” to “Viabuilt Ventures Inc.” following regulatory approval. This was approved by action by holders of 15,820,000 shares of the Company’s outstanding common stock on July 5, 2018, representing approximately 53.8% of the outstanding shares. There were no written votes received by the Company representing a vote against, abstention or broker non-vote with respect to the proposal to change the name.

On October 10, 2018, holders of 632,800 shares of the Company’s outstanding common stock, representing approximately 53.8% of the outstanding shares, approved, by written consents, an amendment to the articles of incorporation of the Company to increase the number of authorized shares of common stock from 12,000,000 to 300,000,000. On October 10, 2018, there were no written consents received by our company representing a vote against, abstention or broker non-vote with respect to the proposal to increase the number of authorized shares of the Company’s common stock. On October 11, 2018, the Company amended the articles of incorporation to increase the number of authorized shares of our common stock from 12,000,000 to 300,000,000 by filing a certificate of amendment to articles of incorporation with the Secretary of State of the State of Nevada.

On October 22, 2018, Firetainment Inc. advanced the Company $178 to pay operating costs.

On November 7, 2018, Firetainment Inc. advanced the Company $5,815 to pay operating costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Viabuilt Ventures Inc., a Nevada corporation (the “Company”) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 28, 2018. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

PLAN OF OPERATION

The Agreement entered into with Firetainment will result in the merger of Firetainment into the Company with the corporation to survive as Firetainment Inc. Pursuant to, and at the time of the Agreement the Company agreed to issue Firetainment two hundred million shares (200,000,000) at Closing, or such other equivalent number of shares as is required in the event of any restructuring of the Company prior to Closing, such that as of the date of this filing, the Company will now need to issue eight million (8,000,000) common shares in exchange for all of the shares of Firetainment at the Closing of the transaction. This issuance will result in a change in control of the Company.

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

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2018 and 2017

We had no operations and recorded no revenues for the three months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, total operating costs were $30,308, consisting of consulting and professional fees of $30,308. By comparison, for the three months ended September 30, 2017, total operating costs were $10,753, consisting of consulting and professional fees of $9,953 and $800 of other general & administrative expenses.

We had net (loss) of $(30,308) and $(10,753) during the three months ended September 30, 2018 and September 30, 2017, respectively.

Six-Months Ended September 30, 2018 and 2017

We had no operations and recorded no revenues for the three months ended September 30, 2018 and 2017. However, in 2017 we recorded a gain on the sale of a foreign subsidiary of $48,911 offset by $13,386 of consulting and professional fees and $800 of other general & administrative expenses during the six months ended September 30, 2017. The net gain from the sale of Madison-IL was a result of net liabilities eliminated. By comparison, for the six months ended September 30, 2018, total operating costs were $45,271, consisting of consulting and professional fees of $45,271.

We had net (loss) income of $(45,271) and $34,725 during the six months ended September 30, 2018 and September 30, 2017, respectively. The net income during the six months ended September 30, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At September 30, 2018, we had a cash balance of zero, total current liabilities of approximately $328,433 and working capital deficit of $328,433 and a stockholders’ deficit of approximately $438,498. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. We expect that we will need to raise funds to operate the Firetainment business if and when that transaction closes. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2018.

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

VIABUILT VENTURES INC.
(Name of Registrant)

Date: November 19, 2018	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

