Form 10-Q
period 2018-12-31
Viabuilt Ventures Inc.
filed 2019-02-19
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 15, 2019, there were 1,176,000 shares of common stock, $0.001 par value per share, outstanding.

VIABUILT VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VIABUILT VENTURES INC.

Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
	2018	2018

ASSETS
Current assets:
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,831	$10,781
Due to related parties	35,164	272,381
Total current liabilities	64,995	283,162
Long-term liabilities:
Long-term convertible debt due to related party, net of unamortized discount of $377,307	7,063	-
Derivative liability	511,484	-
Long-term debt due to related party	-	110,065
Total long-term liabilities	518,547	110,065
Total Liabilities	583,542	393,227

Commitments and Contingencies

Shareholders’ equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 1,176,000 shares issued and outstanding as of December 31 and March 31, 2018	1,176	1,176
Additional paid-in capital	106,324	106,324
Accumulated deficit	(691,042)	(500,727)
Accumulated other comprehensive income (loss)	-	-
Total shareholders’ equity (deficit)	(583,542)	(393,227)
Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months Ended December 31,
	2018	2017

Operating costs:
Consulting and professional fees	$10,110	$10,276
Other general & administrative expenses	-	15
Total operating costs	10,110	10,291

Other income (expenses):
Interest expense	(757)	-
Amortization expense	(6,306)	-
Derivative expense	(127,871)	-
Total other income (expenses)	(134,934)	-

Net (loss)	$(145,044)	$(10,291)

Net (loss) per common share:
Basic and diluted	$(0.12)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,176,000	1,176,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Nine months Ended December 31,
	2018	2017

Operating costs:
Consulting and professional fees	$54,213	$23,661
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(48,911)
Other general & administrative expenses	1,168	815
Total operating costs	55,381	(24,435)

Other income (expenses):
Interest expense	(757)	-
Amortization expense	(6,306)	-
Derivative expense	(127,871)	-
Total other income (expenses)	(134,934)	-

Net (loss) income	$(190,315)	$24,435

Net (loss) income per common share:
Basic and diluted	$(0.16)	$0.02

Weighted average common shares outstanding:
Basic and diluted	1,176,000	1,176,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2017	1,176,000	$1,176	$106,324	$(515,531)	$(13,738)	$(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	1,176,000	1,176	106,324	(500,727)	-	(393,227)

Net loss, December 31, 2018	-	-	-	(190,315)	-	(190,315)

Balance, December 31, 2018	1,176,000	$1,176	$106,324	$(691,042)	$-	$(583,542)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase of the authorized shares to 300,000,000 (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended December 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(190,315)	$24,435
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	6,306	-
Derivative expense	127,871	-
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(48,911)
Changes in operating assets and liabilities:
Increase in accounts payable	19,050	6,964
Decrease in accrued liabilities	-	(6,192)
Increase in accrued interest expense	757	-
Net cash (used in) provided by operating activities	(36,331)	(23,704)

Cash flows from investing activities:	-	-
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	36,331	15,000
Proceeds from non-interest bearing term-debt due to related party	-	65
Net cash provided by financing activities	36,331	15,065

Net (decrease) in cash	-	(8,639)
Cash, beginning of the period	-	8,639
Cash, end of the period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

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

The unaudited condensed consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated balance sheet of the Company as of March 31, 2018, which is derived from the Company’s audited financial statements, the unaudited condensed consolidated statement of operations for the three and nine months ended December 31, 2018 and 2017 and cash flows for the nine months ended December 31, 2018 and 2017 and the condensed consolidated statement of stockholders equity for the period of March 31, 2017 to December 31, 2018 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2018 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 28, 2018.

Operating results for the nine months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ending March 31, 2019.

2. Nature of operations

Viabuilt Ventures Inc. (“Company”) was incorporated as Madison Ventures Inc. in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary Madison-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. The Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt sold Madison-IL, the wholly owned subsidiary, to a shareholder of the Company (see Note 4). On October 9, 2018, the Company changed its name from “Madison Ventures Inc.” to “Viabuilt Ventures Inc.” following regulatory approval. This was approved by consent action of a majority of the Company’s shareholders on July 5, 2018. The Company has no revenues, a limited operating history, and no current line of business.

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

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

2. Nature of operations (continued)

Plan of Reorganization and Agreement of Securities Exchange (continued)

Also on April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Mr. Clark, the sole shareholder of Firetainment effective November 1, 2018, is now our sole officer and director.

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“Codification”) topic 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. The codification provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The codification establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 –

Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3 –

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

2. Nature of operations (continued)

Fair Value Estimates (continued)

The carrying values for accounts payable and due to related parties approximate their fair value due to their short maturities. The Company uses Level 2 inputs for its valuation methodology for the derivative liabilities.

Derivative Instruments

Our convertible debt or equity instrument contains an embedded derivative instrument, such as conversion option, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the change occurs. For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $691,000 as of December 31, 2018 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2019 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

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

As of March 31, 2017, the Subsidiary in furtherance of the commercialization of the Licensed Technology had incurred an aggregate of $266,722 of costs recorded as the investment in technology license. At March 31, 2017, the additional costs recorded as the investment in technology license represent vendor obligations payable by Madison-IL

Accordingly the investment in the technology license of $266,722, at January 4, 2017, was written off and recognized as an expense during the year ended March 31, 2017. As of December 31, and March 31, 2018, zero technology license costs are capitalized.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

5. Due to related parties

Due to related parties at December 31 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2018	2018

Balance at beginning of period	$272,381	$236,942
Funds advanced	36,331	35,539
Funds repaid	-	(100)
Debt transferred to long-term convertible note	(273,548)	-
Balance at end of period	$35,164	$272,381

On July 3, July 8, July 10, August 12, November 12, November 13, 2014, January 23, February 27, March 5, May 16, June 17, June 30, July 6, August 13, November 17, 2015, February 13, February 20, March 7 and March 17, 2016, Ecogenics Limited, a shareholder of the Company, advanced the Company $2,000, $775, $1,460, $2,000, $2,000, $1,763, $2,000, $10,000, $3,525, $4,093, $2,755, $1,083, $5,000, $3,000, $2,041, $961, $5,000, $3,300, and $50,000, respectively, as a series of unsecured obligations for an aggregate total of $102,756. On December 24, 2018, Ecogenics transferred its debt of $102,756 to Thomas Wenz in a private transaction (see Note 7).

On August 11 and November 10, 2016, Pompeii Finance Corp., a shareholder of the Company, advanced the Company $6,500 and $5,250, respectively, as a series of unsecured obligations for an aggregate total of $11,750.

On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt negotiated the sale of Madison-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for the above advances (see Note 8). On December 24, 2018, Pompeii transferred its debt of $11,650 to Thomas Wenz in a private transaction (see Note 7).

The net funds aggregating $114,406 were used to pay operating costs of the Company. The aggregate obligations did not bear any interest, had no fixed term, and was not evidenced by any written agreement. The shareholders were under no obligation to advance additional funds to the Company.

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

On January 8, 2016, the aggregate advances received and future advances from Morpheus were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined. The Company previously was negotiating an extension of the due date. On December 24, 2018, Morpheus transferred its debt of $159,142 to Thomas Wenz in a private transaction (see Note 7).

On June 29, July 24, July 11, July 31, August 7, August 17, September 12, September 14, October 17, October 22, November 7, and December 27, 2018 Firetainment Inc. advanced the Company $10,000, $1,458, $73, $600, $12,000, $150, $2,200, $1,900, $81, $89, $5,815, and $798, respectively, as a series of unsecured obligations. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company. On, January 3, and February 5, 2019 Firetainment advanced the Company $5,024 and 6,078, to pay operating costs of the Company, respectively.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

6. Long-term debt due to related party

Long term debt due to related party at December 31 and March 31, 2018 consisted of the following:

	December 31,	March 31,
	2018	2018

Balance at beginning of period	$110,065	$110,000
Funds advanced	-	65
Debt transferred to long-term convertible note	(110,065)
Balance at end of period	$-	$110,065

On April 18, 2016, the Company entered into a five year non-interest bearing loan agreement for $110,000 with Cronus Overseas Corporation, a shareholder of the Company. Proceeds were used to fund the Technology acquisition and operations. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the “Default Interest”). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest. On September 25, 2017, Cronus paid on behalf of the Company $65 for operating costs of the Company. On December 24, 2018, Cronus transferred its debt of $110,065 to Thomas Wenz in a private transaction (see Note 7).

7. Long-term convertible debt due to related party

			December 31, 2018
	Issued date	Maturity	Amount	Debt discount	Accrued interest	Net amount

Convertible Note	Dec. 26, 2018	Dec. 26, 2021	$383,613	$(377,307)	$757	$7,063
Long-term convertible note, net of zero current portion			$383,613	$(377,307)	$757	$7,063

Convertible Note for $383,613 was issued on December 26, 2018 to Thomas Wenz (“Wenz”), who is the sole debt holder of and the former shareholder of Firetainment, Inc. in exchange for and the cancellation of four unsecured obligations shown above as due to related parties (3 of the 4 obligations, see Note 5) and long term debt due to related party (see Note 6). The loan evidenced by a convertible promissory note has not been registered under any state or Federal securities law and matures December 21, 2021 (the “Wenz Debenture”). The Wenz Debenture accrues interest in arrears quarterly at the rate of 12% per annum; interest is due and payable within 30 days of the quarter. The Company can prepay the note and accrued interest or any portion thereof (the “Called Amount”) upon thirty day notice during which period Wenz can elect to convert all or a portion of the Called Amount into Common Stock. Wenz, at his option, at any time prior to maturity can convert the note, in whole or in part (the “Conversion Amount”), into Common Stock at a 25% discount to the closing market price on the specified conversion date (the “Conversion Price”); representing a beneficial conversion feature. The Conversion Amount is limited such that the number of shares of Common Stock held by Wenz and/or any of his affiliates or assignees after such requested conversion cannot exceed 4.99% of the then resulting issued and outstanding shares of the Company’s Common Stock. Due to this 4.99% limitation the unconverted Conversion Amount will remain outstanding under the original terms of the Wenz Debenture. In addition, Wenz’s ability to convert any amount into Common Stock is prohibited, at the option of the Company, if such conversion requires registration under any state or Federal securities law. In the event of default, Wenz may declare the principal immediately due and payable. The Company has accrued interest of $757 at December 31, 2018. As of December 31, 2018 the unamortized debt discount was $377,307.

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

8. Derivative liability

Guidance under Codification topic 815 to determine whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has issued a convertible note whose conversion price is based on a future market price. However, since the number of shares to be issued is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to share settle the conversion option.

As a result, the conversion option is classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with Codification topic 815 and will be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

During the period ended December 31, 2018, the Company recorded a derivative liability with a fair value of $511,484 using the Black Scholes pricing model with a risk free rate of 2.6%, volatility of 581.64%, three year term, and dividend yield of zero as of December 31, 2018. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the note was based on the remaining contractual term of the note. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At December 31, 2018, the balance of the derivative liability was $511,484.

9. Related party transactions

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

VIABUILT VENTURES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2018

9. Related party transactions (continued)

Madison-IL

On March 31, 2017, the Company forgave the intercompany debt between Viabuilt Ventures, Inc. and Madison-IL Ltd which aggregated $231,850. The Company, established Madison-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 discussion to terminate the Ocure License and to dissolve or liquidate Madison-IL, by consent action of a majority of the Company’s shareholders, Viabuilt negotiated the sale of Madison-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances (see Note 4). Pompeii assumed the remaining assets and liabilities of Madison-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Madison-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

Convertible debt

On December 26, 2018, the Company issued Convertible Note 1 for $383,613 to Thomas Wenz (“Wenz”), who is the sole debt holder of and the former shareholder of Firetainment, Inc. in exchange for four unsecured obligations shown above as due to related parties (3 of the 4 obligations, see Note 5) and long term debt due to related party (see Note 6). The loan evidenced by a convertible promissory note has not been registered under any state or Federal securities law and matures December 21, 2021 (the “Wenz Debenture”). The Wenz Debenture accrues interest in arrears quarterly at the rate of 12% per annum; interest is due and payable within 30 days of the quarter. The Company can prepay the note and accrued interest or any portion thereof (the “Called Amount”) upon thirty day notice during which period Wenz can elect to convert all or a portion of the Called Amount into Common Stock. Wenz, at his option, at any time prior to maturity can convert the note, in whole or in part (the “Conversion Amount”), into Common Stock at a 25% discount to the closing market price on the specified conversion date (the “Conversion Price”); representing a beneficial conversion feature. The Conversion Amount is restricted such that the number of shares of Common Stock held by Wenz and/or any of his affiliates or assignees after such requested conversion cannot exceed 4.99% of the then resulting issued and outstanding shares of the Company’s Common Stock. In addition, Wenz’s ability to convert any amount into Common Stock is prohibited, at the option of the Company, if such conversion requires registration under any state or Federal securities law. In the event of default, Wenz may declare the principal immediately due and payable.

10. Capital stock

The Company’s capitalization is 300,000,000 shares of Common Stock, with a par value of $0.001 per share, with 1,176,000 shares issued and outstanding at December 31 and March 31, 2018. On April 11, 2016, the Company effected a four for one forward stock split of our i) authorized and ii) issued and outstanding shares of Common Stock. Prior to the forward stock split the Company had 75,000,000 authorized shares of Common Stock, with a par value of $0.001 per share and 7,100,000 shares issued and outstanding at March 31, 2016. On October 9, 2018, the Company effected a twenty-five for one reserve stock split of our i) authorized and ii) issued and outstanding shares of Common Stock. Prior to the reverse stock split the Company had 300,000,000 authorized shares of Common Stock, with a par value of $0.001 per share and 29,400,000 shares issued and outstanding at September 30, 2018. Additional on October 10, 2018, the Company increased the number of authorized shares of Common Stock from 12,000,000 to 300,000,000.

As of December 31 and March 31, 2018, the Company has not granted any stock options or stock warrants.

11. Subsequent Events

On January 3, 2019, Firetainment Inc. advanced the Company $5,024 to pay operating costs.

On February 5, 2019, Firetainment Inc. advanced the Company $6,078 to pay operating costs.

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

RESULTS OF OPERATIONS

Three-Months Ended December 31, 2018 and 2017

We had no operations and recorded no revenues for the three months ended December 31, 2018 and 2017. For the three months ended December 31, 2018, total operating costs were $10,110, consisting of consulting and professional fees of $10,110. By comparison, for the three months ended December 31, 2017, total operating costs were $10,291, consisting of consulting and professional fees of $10,276 and $15 of other general & administrative expenses.

For the three months ended December 31, 2018, total other income (expense) were $(134,934), consisting of interest expense of $(757), amortization expense of $(6,306), and derivative expense of $(127,871); all associated with the convertible note issued on December 26, 2018. By comparison, for the three months ended December 31, 2017, total other income (expense) was zero.

We had net (loss) of $(145,044) and $(10,291) during the three months ended December 31, 2018 and December 31, 2017, respectively.

Nine-Months Ended December 31, 2018 and 2017

We had no operations and recorded no revenues for the nine months ended December 31, 2018 and 2017. However, in 2017 we recorded a gain on the sale of a foreign subsidiary of $48,911 offset by $23,661 of consulting and professional fees and $815 of other general & administrative expenses during the nine months ended December 31, 2017 for total operating costs of $(24,435). The net gain from the sale of Madison-IL was a result of net liabilities eliminated. By comparison, for the nine months ended December 31, 2018, total operating costs were $55,381, consisting of consulting and professional fees of $54,213 and $1,168 of other general & administrative expenses.

For the nine months ended December 31, 2018, total other income (expense) were $(134,934), consisting of interest expense of $(757), amortization expense of $(6,306), and derivative expense of $(127,871); all associated with the convertible note issued on December 26, 2018. By comparison, for the nine months ended December 31, 2017, total other income (expense) was zero.

We had net (loss) income of $(190,315) and $24,435 during the nine months ended December 31, 2018 and December 31, 2017, respectively. The net income during the nine months ended December 31, 2017 was primarily due to the sale of our foreign subsidiary.

Liquidity and Capital Resources

At December 31, 2018, we had a cash balance of zero, total current liabilities of $64,995 and working capital deficit of $64,995. At December 31, 2018, we had long-term liabilities, associated with the convertible note issued on December 26, 2018, of $518,547 and a stockholders’ deficit of approximately $691,042. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. We expect that we will need to raise funds to operate the Firetainment business if and when that transaction closes. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2018.

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

VIABUILT VENTURES INC.
(Name of Registrant)

Date: February 19, 2019	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

