Form 10-K
period 2019-03-31
Viabuilt Ventures Inc.
filed 2019-08-16
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

Commission File No. 333-188753

VIABUILT VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2475 N. John Young Parkway, Orlando, FL 32804

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $0.

At August 14, 2019, there were 1,176,012 shares of the registrant’s common stock outstanding.

VIABUILT VENTURES INC.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this Form 10-K include statements about:

•	our plans to acquire Firetainment, Inc.;

•	our plans to expand our business operations and expand our management team;

•	our beliefs regarding the future of our markets and competitors.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;

•	our ability to effectively develop and market products that we acquire or license;

•	risks inherent in the consumer products industry;

•	competition for, among other things, capital and skilled personnel; and

•	other factors discussed under the section entitled “Risk Factors”.

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

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we”, “us” and “our” refer to Viabuilt Ventures Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

CORPORATE OVERVIEW

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

Prior Operations

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

On July 9, 2015, we incorporated Viabuilt-IL Ltd. as our wholly-owned subsidiary under the laws of Israel.

On August 5, 2015, as amended on February 25, 2016, we entered into an exclusive license agreement (the “License Agreement” ) with Ocure, an Israeli corporation with a principal address at High-Tech Village, Givat Ram Campus, Hebrew University, P.O. Box 39158, Jerusalem 91391, Israel, and Viabuilt-IL Ltd. (the “Subsidiary”), our wholly-owned subsidiary, incorporated in Israel. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License”) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology”) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

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

As we elected not to pay the entire amount of the first round payment and did not make any of the second round payment, the License Agreement and the License are now terminated. We have no operating business or interests in that business.

On April 1, 2017, the Company negotiated the sale of Viabuilt-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has closed and we have since transferred the shares of Viabuilt IL to Pompeii Finance.

Current Planned Operations

On June 29, 2018, Firetainment Inc., an unaffiliated company, advanced the Company $10,000 to pay operating costs. Subsequently, between July 24, 2018, and August 17, 2018, Firetainment Inc. advanced the Company a total of $14,208 to pay operating costs.

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company.

On April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director.

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. for the year ended December 31, 2018 and 2017, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

OUR BUSINESS OPERATIONS

At the present time, the Company has no business operations. Upon completion of the Firetainment, Inc. acquisition, the company’s sole business operations will be conducted through Firetainment, Inc., a wholly-owned subsidiary. Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit.

FUTURE BUSINESS EXPANSION AND ACQUISITIONS

Following the closing of the Firetainment acquisition, the Company will be seeking to expand its manufacturing facilities in the Orlando metropolitan area, and to potentially acquire or joint-venture with other technologically sophisticated manufacturers. Our emphasis will be on “smart factories” which use technological innovation throughout the design and manufacturing processes. In particular, we will be working with educational institutions in Central Florida- both at the high school and college level- to develop cutting-edge apprenticeship programs to train the next generation of high-tech manufacturers.

THE FIRETAINMENT, INC. ACQUISITION

On March 27, 2019, the Company agreed to acquire 100% of the capital stock of Firetainment, Inc. This acquisition transaction is expected to close on or before September 30, 2019, upon completion of the required audit of the Firetainment, Inc. financial statements.

Firetainment is a manufacturing company located in Central Florida producing luxury hand crafted fire pit tables as well as other outdoor furniture products. Since the founding of the company in 2011, Firetainment has established an extensive distribution network of “Brick & Mortar” retail stores and luxury online retail locations in nearly every state within the continental U.S., and has also established a presence at the industry’s leading trade shows each year.

Due primarily to the efforts of Mr. William Shawn Clark, the President of the Company, Firetainment has become a staple within the outdoor furnishings market. Firetainment has been recognized within industry publications such as “Casual Living Magazine” numerous times for their love of manufacturing domestically made quality products at competitive prices, and have been featured on many network television shows such as CBS’ “The Price is Right”, DIY channel’s show “Hit Properties” featuring Boyz II Men’s Nate Morris, and have been endorsed by names like Paul LaFrance from HGTV’s show “Decked Out”.

FIRETAINMENT’S PATENTED PRODUCTS

Currently, the Firetainment product line consists of 25 unique products, with thousands of potential design combinations. Each of the all-season fire pit tables are handcrafted in the United States from the finest materials, and are ANSI certified. On April 23, 2019, Firetainment was granted U.S. Patent No. 10,264,920 B2 for its invention of a “Fire Table, Accessories, and Method of Cooking Thereon” which encompasses all of Firetainment’s outdoor fire table designs.

The company is recognized throughout the casual furniture marketplace for being the outdoor fire product innovators, with its principal focus on customer service, quality components, and superior design function. Their sophisticated modern designs complement any outdoor space, and can be specifically designed for a custom fit. A partial sample of the company’s products is attached as Exhibit “B” to this Memorandum, and a complete product catalog is available online at www.firetainment.com/fire-pit-table-collection/.

The Firetainment customer base ranges from Direct- to-Consumer and Internet sales to retail sales through a network of over 175 retail dealers.

Our Mission for our Firetainment subsidiary is simple and based on several key points:

•	Become an Industry Leader in the high-end outdoor living industry;
•	Build International Brand Awareness for the Firetainment product line;
•	Expand our Nationwide Dealer Network and Online Sales Marketing;
•	Continue to provide Exceptional Customer Service.
•	Actively seek Synergistic Acquisition & Merger Opportunities

GROWTH OPPORTUNITIES FOR OUR COMPANY

Our belief is that America needs to rapidly expand the evolution of how we perceive domestic manufacturing, and fast. Generational diversity in the workplace has never been higher, and the conditioning associated with each age group has created an unprecedented need in the re-evaluation of today’s production floor and worker environments.

Vīabuilt is devoted to the rapid infusion of culture, technology, and flexibility among domestic plant operations, paving the way to competitive quality products, innovative leadership skills, and building sustainable communities for all future generations. With recent developments, our education system needs a new platform of businesses in order to reestablish the perceived value of domestic manufacturing among youth, and Vīabuilt’s strategy is to make that happen.

Our Acquisition Strategy

Through our strategic serial acquisition and merger focus, our Company will collaborate with local leaders, deeply commit to community involvement, and implicitly implement positively perceived “cognitive” and “additive” production techniques enhanced by “Artificial Intelligence”.

This strategy, along with progressively identifying and utilizing tailored programs to meet each of the “needs” and/or “desires” in the ‘at work’ experience among generational gaps, will change the way Americans look at manufacturing forever.

As an organization directly focused on the success of vibrant sustainable manufacturing communities, our philosophy realizes the extreme need in evolving facilities where “environment”, “work”, and “fun” are implemented together in the workplace. VīaBuilt intends to proactively succeed in increasing job fulfillment rates across all manufacturing sectors while becoming a never ending enterprise of growth through creativity and data collection. We will accomplish this goal by working across all manufacturing industries, through carefully strategized acquisitions and joint-venture agreements in becoming a “Viabuilt” company.

Before, during, and after every business acquisition or merger, we will work with our local team and leading educational advisors on making sure we not only provide educational facilities and their staff with the tools they need to succeed, but each transaction will focus on new age work environments that address the underlying social conditioning being overlooked, or mistaken as “negative” human attributes towards manufacturing.

OUR MARKET FOCUS

Vīabuilt’s “serial acquisition and merger” focus aims to solve and aid in many areas surrounding the manufacturing industry. We will streamline accessibility to facilities equipped with the technologically advanced operations needed to capture the attention of the students throughout various educational programs. Viabuilt’s strategy will increase local job fulfillment rates through proactively addressing the drastic differences in social, cultural, and environmental conditioning surrounding manufacturing. We will accomplish these goals by targeting acquisitions and mergers with small to mid-size manufacturing facilities who meet strict criteria and share a mutual understanding of the ‘Viabuilt” agenda.

VīaBuilt intends to strategically tailor our acquisition & merger focus within one regional landscape at a time to ensure the successful execution of our plan. Through these acquisitions and mergers with already successful firms having synergistic production capabilities, we will lower operating costs, accumulate data collection points through our value chain, and maximize our supply chain viability leveraging advanced enterprise-wide business data analytics.

We have located our manufacturing and marketing operations in Central Florida to take advantage of its export opportunities and market access points. We have begun to extend our marketing reach throughout the U.S. to fully utilize those access points, and intend to maximize all of our Company’s international export market opportunities.

Prospective business acquisitions or partnerships will go through a rigorous evaluation process by all affiliated team members to ensure each prerequisite is met for VīaBuilt’s success as a corporation. Each prospective facility will have collaboratively established requirements to ensure the success rates of each business. Requirements for the history of the business, net profits, growth rates, asset types, and accurate valuations.

Each of these characteristics must be quantifiable and approved by our Board of Directors for each acquisition, merger, or partnership.

STRATEGIC COMMUNITY ALIGNMENT

Local leaders in each of the required specialized advisory roles will be chosen by VīaBuilt using strict criteria for each type of service needed to facilitate the smoothing of each business transaction ensuring our community success rates. These leading professionals will play a role in progressively implementing each of the facilities newly required processes or plant improvements, which are only a few of the many requirements to obtain the status of being a “Viabuilt” company. From local Associations, leaders & educators, Health Care Providers, Charitable organizations, to young entrepreneurs, Viabuilt’s advisory board will consist of experts surrounding each region’s already agreed upon main objectives.

Each specified business affiliate must have a track record for working within the community, they must satisfy strict credential and resource guidelines, and must serve as an advisory board member. By utilizing community leaders that are active within each region we operate within, Viabuilt ultimately ensures community alignment within each evolving region. One noteworthy requirement of these individuals, is their responsibility of finding their replacement when a new “Viabuilt Ecosystem” is created in a different region

When VīaBuilt enters its next phase of expansion and development, we will perform required due diligence on all prospective advisory board members. Once considered, we will thoroughly research each individual to ensure proper credentials with a clean track record in proving his or her corporate standards, and is properly aligned with our community focused operational plans. This will ultimately ensure that both corporate and community goals are fulfilled creating a win/win ever evolving eco-system of business data.

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

Risks Related to Our Company

Our intended transaction with Firetainment may not close by the intended date, and potential conflict of interest

We have signed an agreement with Firetainment Inc. whereby we would acquire the shares and business of Firetainment for shares in our common stock. We anticipate that this acquisition will be completed on or before September 30, 2019, but there can be no assurance that this intended transaction will be concluded by this date.

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

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not generated any revenue from operations since our incorporation. We expect that if we find a business of any kind, we will require capital in order to finance our activities. Even without a business, the expenses of a reporting issuer are substantial. If any of these were to occur, there is a substantial risk that our business would fail. As of March 31, 2019, we had total liabilities of $631,976. If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms.

In its report on the financial statements for the year ended March 31, 2019, our independent auditor included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had cash and cash equivalents in the amount of $- and a working capital deficit of $81,461 as of March 31, 2019. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We would likely secure any additional financing necessary through a private placement of our common stock. There can be no assurance that any financing will be available to us, or, even if it is, if it will be offered on terms and conditions acceptable to us. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us, could have a material adverse effect upon our company. If additional funds are raised by issuing equity securities, dilution to existing or future shareholders will result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we may acquire.

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

We are authorized to issue up to 300,000,000 shares of common stock, of which 1,176,012 shares of common stock are issued outstanding as of August 1, 2019. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of our stockholders. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

There is currently no or a very limited established public trading market for our common stock, which makes it difficult for our stockholders to resell their shares.

There is currently a very limited established public trading market for our common stock. There is a limited public market for our common stock through its quotation on the OTC Pink Market operated by the OTC Markets Group. Trading in stocks quoted on the OTC Pink Market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated or have little to do with a company's operations or business prospects. Moreover, the OTC Pink Market is not a stock exchange, and trading of securities on the OTC Pink Market is often more sporadic than the trading of securities listed on a national securities exchange like the NASDAQ or the NYSE. Accordingly, stockholders may have difficulty reselling any of our shares. We cannot assure you that there will be a market for our common stock in the future.

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

Although our common stock is currently quoted on the OTC Pink marketplace of OTC Markets Group, there is a limited market for our common stock. Even when a market is established, trading through the OTC Pink marketplace is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal administrative offices are located at 2475 N. John Young Parkway, Orlando, FL 32804.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since October 30, 2013, our shares of common stock have been quoted on the OTC Pink marketplace of OTC Markets Group, initially under the stock symbol “MAVT” and since October 24, 2018 under the stock symbol “VBVT”. The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Markets Group. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	BID PRICE PER SHARE (1)
QUARTER ENDED	HIGH	LOW
March 31, 2019	$0.0265	$0.0022
December 31, 2018	$0.0265	$0.0022
September 30, 2018	$0.0265	$0.0022
June 30, 2018	$0.0265	$0.0022
March 31, 2018	$0.0265	$0.0022
December 31, 2017	$0.0062	$0.0016
September 30, 2017	$0.012	$0.006

___________

(1)	Prices adjusted to reflect the 1-for-25 Reverse Split which the Company completed on October 9, 2018.

Transfer Agent

Our transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., Suite 202, Deltona, Florida 32725, and whose telephone number is (813) 344-4490.

Holders

As of August 1, 2019, we had 1,176,012 shares of our common stock issued and outstanding held by approximately 13 holders of record.

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

On July 9, 2015, we incorporated Viabuilt-IL Ltd. as our wholly-owned subsidiary under the laws of Israel.

On August 5, 2015, as amended on February 25, 2016, we entered into an exclusive license agreement (the “License Agreement” ) with Ocure, an Israeli corporation with a principal address at High-Tech Village, Givat Ram Campus, Hebrew University, P.O. Box 39158, Jerusalem 91391, Israel, and Viabuilt-IL Ltd. (the “Subsidiary” ), our wholly-owned subsidiary, incorporated in Israel. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License” ) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissure, pursuant to Ocure’s patents and patent applications (the “Licensed Technology” ) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

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

As we elected not to pay the entire amount of the first round payment and did not make any of the second round payment, the License Agreement and the License are now terminated. We have no operating business or interests in that business.

On April 1, 2017, the Company negotiated the sale of Viabuilt-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for prior loan advances. The Company obtained shareholder approval for the sale and has closed and we have since transferred the shares of Viabuilt IL to Pompeii Finance.

On June 29, 2018, Firetainment Inc., an unaffiliated company, advanced the Company $10,000 to pay operating costs. Subsequently, between July 24, 2018, and August 17, 2018, Firetainment Inc. advanced the Company a total of $14,208 to pay operating costs.

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company.

On April 23, 2018, the Board of Directors appointed William Shawn Clark as our Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director. Concurrent with Mr. Clarks’ appointment, Eugenio Gregorio resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer as well as our Sole Director.

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the Financial Statements of Firetainment, Inc. for the years ended December 31, 2018 and 2017, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

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

Plan of Operation

On March 26, 2019, the Company entered into a Share Exchange Agreement with Firetainment, Inc., whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. and is expected to close on or before September 30, 2019.

Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit.

Results of Operations

We recorded no revenues for the years ended March 31, 2019 and 2018.

For the year ended March 31, 2019, total operating costs were $61,231, consisting of consulting and professional fees of $60,064 and general and administrative expenses of $1,167. By comparison, for the year ended March 31, 2018, total operating costs were ($15,292), consisting of $32,705 of consulting and professional fees, and general and administrative expenses of $914, offset by a gain on disposition of our foreign subsidiary of ($48,911).

Liquidity and Capital Resources

At March 31, 2019, we had a cash balance of $-0-, total current liabilities of approximately $81,461, working capital deficit of $81,461 and stockholders’ deficit of approximately $739,476. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Viabuilt Ventures Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Viabuilt Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viabuilt Ventures, Inc. and subsidiary (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need or additional financing in order to fund its projected loss in 2020 raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

August 13, 2019

7600 W. TIDWEL, SUITE 501 • HOUSTON, TEXAS 77040 • TEL: (713) 800-4343 • FAX: (713) 456-2408

Registered with the Public Company Accounting Oversight Board

Viabuilt Ventures Inc.

Balance Sheets

	March 31,	March 31,
	2019	2018
ASSETS
Current assets:
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,809	$10,781
Accrued liabilities	10,616	-
Due to related party	52,036	272,381
Total current liabilities	81,461	283,162
Long-term liabilities:
Long-term convertible debt due to related party, net of unamortized discount of $345,339	39,031	-
Derivative Liability	511,484
Long-term debt due to related party	-	110,065
Total long-term liabilities	550,515	110,065
Total Liabilities	631,976	393,227

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 1,176,012 shares issued and outstanding as of March 31, 2019 and 2018	1,176	1,176
Additional paid-in capital	106,324	106,324
Accumulated deficit	(739,476)	(500,727)
Total shareholders’ equity (deficit)	(631,976)	(393,227)
Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements

 Viabuilt Ventures Inc.

Statements of Operations

	Years Ended March 31,
	2019	2018
Operating costs:
Consulting and professional fees	$60,064	$32,705
Gain on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(48,911)
Other general & administrative expenses	1,167	914
Total operating costs	61,231	(15,292)

Other income (expense):
Foreign exchange (loss) gain	-	(488)
Interest expense	(11,373)	-
Amortization expense	(38,274)	-
Derivative expense	(127,871)	-
Total other income (expense)	(177,518)	(488)

Net income (loss)	$(238,749)	$14,804

Net income (loss) per common share:
Basic and diluted	$(0.20)	$0.01

Weighted average common shares outstanding:
Basic and diluted	1,176,012	1,176,012

The accompanying notes are an integral part of these financial statements

Viabuilt Ventures Inc.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended March 31, 2019 and 2018

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2017	1,176,012	$1,176	$106,324	$(515,531)	$(13,738)	$(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	1,176,000	1,176	106,324	(500,727)	-	(393,227)

Net loss, March 31, 2019	-	-	-	(238,749)	-	(238,749)

Balance, March 31, 2019	1,176,012	$1,176	$106,324	$(739,476)	$-	$(631,976)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase in the authorized shares to 300,000,000 (see note 10).

The accompanying notes are an integral part of these financial statements

Viabuilt Ventures Inc.

Statements of Cash Flows

	Years Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(238,749)	$14,804
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	(48,911)
Amortization of debt discount	38,274	-
Derivative expense	127,871	-
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	8,028	(3,571)
(Decrease) increase in accrued liabilities	11,373	(6,565)
Net cash (used in) provided by operating activities	(53,203)	(44,243)

Cash flows from financing activities:
Proceeds from related parties	53,203	35,539
Proceeds from non-interest bearing term-debt due to related party	-	65
Net cash provided by financing activities	53,203	35,604

Effect of exchange rate changes on cash	-	-

Net (decrease) in cash	-	(8,639)
Cash, beginning of the year	-	8,639
Cash, end of the year	$-	$-

Supplement cash flow disclosure:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities
Transfer of debt to long-term convertible debt	$383,613	$-

The accompanying notes are an integral part of these financial statements

Viabuilt Ventures Inc.

Notes to Financial Statements

As of March 31, 2019

1. Nature of operations

Viabuilt Ventures Inc. (“Company”) was incorporated as Madison Ventures Inc. in the State of Nevada as a forprofit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semiocclusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the whollyowned subsidiary MadisonIL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. The Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt sold MadisonIL, the wholly owned subsidiary, to a shareholder of the Company (see Note 4). On October 9, 2018, the Company changed its name from “Madison Ventures Inc.” to “Viabuilt Ventures Inc.” following regulatory approval. This was approved by consent action of a majority of the Company’s shareholders on July 5, 2018. The Company has no revenues, a limited operating history, and no current line of business.

The success of the Company is dependent upon the identification of products or services, the ability of the Company to obtain the necessary financing to develop such products or services, and upon future profitable operations.

Plan of Reorganization and Agreement of Securities Exchange

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into Viabuilt with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment eight million (8,000,000) common shares, two hundred million (200,000,000) prior to the October 9, 2018 twenty five for one reverse stock split, in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the period ending December 31, 2018 and 2017, unless another time or date, or both, are agreed to in writing by the parties.

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

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. for the year ended December 31, 2018 and 2017, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

2. Summary of significant accounting policies

Basis of Presentation

The Company’s financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

Codification topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2019 and 2018 approximate their respective fair values because of the short-term nature of these instruments.

Derivative Instruments

Our convertible debt or equity instrument contains an embedded derivative instrument, such as conversion option, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the change occurs. For bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. This model requires assumptions related to the remaining term of the instrument and risk-free rates of return, our current Common Stock price and expected dividend yield, and the expected volatility of our Common Stock price over the life of the option.

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately $739,476 as of March 31, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2020 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

4. Due to related parties

Due to related parties at March 31, 2019 and 2018 consisted of the following:

	March 31,	March 31,
	2019	2018

Balance at beginning of period	$272,381	$236,942
Debt transferred to long-term convertible debt	(272,548)	-
Funds advanced	53,203	35,539
Funds repaid	-	(100)
Balance at end of period	$53,036	$272,381

During the period ended March 31, 2018, Ecogenics Limited, a shareholder of the Company and Pompeii Finance, a shareholder of the Company, advanced the Company $114,406 in a series of unsecured obligations. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. On December 24, 2018, the advances were transferred its debt to Thomas Wenz in a private transaction (see Note 7).

On April 1, 2017, by consent action of a majority of the Company’s shareholders, Viabuilt Ventures negotiated the sale of Viabuilt-IL, following the termination of the Ocure License, to Pompeii Finance for $100 which was deducted from the funds owed to Pompeii for the above advances.

On January 8, 2016, the aggregate advances received and future advances from Morpheus were structured as a noninterest bearing unsecured non-recourse loan due January 31, 2017. The shareholder, if requested by the Company, agreed to advance additional funds to the Company up to a maximum of $250,000 subject to certain timing limitation as defined. On December 24, 2018, Morpheus transferred its debt to Thomas Wenz in a private transaction (see Note 7).

During the period ended March 31, 2019, Firetainment Inc. advanced the Company $52,036 in a series of unsecured obligations. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company.

5. Income taxes

Due to the Company’s net loss position from inception on September 14, 2009 to March 31, 2019, there is no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at March 31, 2019 and 2018.

The components of net deferred tax assets are as follows:

	March 31,	March 31,
	2019	2018

Net operating loss carry-forward	$754,000	$500,000
Effective tax rate	21%	21%
Deferred tax asset	$158,000	$105,000
Less: Valuation allowance	(158,000)	(105,000)
Net deferred tax asset	$-	$-

The Company had federal net operating loss carryforwards for tax purposes of approximately $754,000 and $500,000 at March 31, 2019 and 2018, respectively, which may be available to offset future taxable income and which, if not used, begin to expire in 2027. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

We follow the provisions of ASC 740 relating to uncertain tax provisions and have commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, no additional tax liabilities have been recorded. There are no unrecognized tax benefits as of March 31, 2019 or March 31, 2018. The Company files income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. The Company has not been subjected to tax examinations for any year and the statute of limitations has not expired. The Company’s tax returns remain open for examination by the applicable authorities, generally 3 years for federal and 4 years for state.

6. Long-term debt due to related party

Long term debt due to related party at March 31, 2019 and 2018 consisted of the following:

	March 31,	March 31,
	2019	2018

Balance at beginning of period	$110,065	$110,000
Debt transferred to long-term convertible debt	(110,065)	-
Funds advanced	-	65
Balance at end of period	$-	$110,065

On April 18, 2016, the Company entered into a five year noninterest bearing loan agreement for $110,000 with Cronus Overseas Corporation, a shareholder of the Company. Proceeds were used to fund the Technology acquisition and operations. If the loan is not repaid on or before April 15, 2021 the loan amount will be subject to default interest on the amount then outstanding of ten percent (10%) per month during the first 30 days of delinquency, fifteen percent (15%) per month during the 31 to 60 days of delinquency, twenty percent (20%) per month during the 61 to 90 days of delinquency (the “Default Interest”). If the loan amount remains unpaid after 90 days the lender, at its option, will be entitled to a default payment of one hundred fifty-nine percent (159%) of the then outstanding loan amount inclusive of the Default Interest. On September 25, 2017, Cronus paid on behalf of the Company $65 for operating costs of the Company.

On December 24, 2018, Cronus transferred its debt of $110,065 to Thomas Wenz in a private transaction (see Note 7).

7. Long-term convertible debt due to related party

Convertible Note for $383,613 was issued on December 26, 2018 to Thomas Wenz (“Wenz”), who is the sole debt holder of and the former shareholder of Firetainment, Inc. in exchange for and the cancellation of four unsecured obligations shown above as due to related parties (3 of the 4 obligations, see Note 4) and long term debt due to related party (see Note 6). The loan evidenced by a convertible promissory note has not been registered under any state or Federal securities law and matures December 26, 2021 (the “Wenz Debenture”). The Wenz Debenture accrues interest in arrears quarterly at the rate of 12% per annum; interest is due and payable at maturity. The Company can prepay the note and accrued interest or any portion thereof (the “Called Amount”) upon thirty day notice during which period Wenz can elect to convert all or a portion of the Called Amount into Common Stock. Wenz, at his option, at any time prior to maturity can convert the note, in whole or in part (the “Conversion Amount”), into Common Stock at a 25% discount to the closing market price on the specified conversion date (the “Conversion Price”); representing a beneficial conversion feature. The Conversion Amount is limited such that the number of shares of Common Stock held by Wenz and/or any of his affiliates or assignees after such requested conversion cannot exceed 4.99% of the then resulting issued and outstanding shares of the Company’s Common Stock. Due to this 4.99% limitation the unconverted Conversion Amount will remain outstanding under the original terms of the Wenz Debenture. In addition, Wenz’s ability to convert any amount into Common Stock is prohibited, at the option of the Company, if such conversion requires registration under any state or Federal securities law. In the event of default, Wenz may declare the principal immediately due and payable.

At inception, the Company recorded a discount of $383,613 and recorded amortization expense of $38,274 for the year ended March 31, 2019. As of March 31, 2019, the unamortized debt discount was $345,339.

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

As a result, the conversion option is classified as a liability and bifurcated from the debt host and accounted for as a derivative liability in accordance with Codification topic 815 and will be remeasured at the end of every reporting period with the change in value reported in the statement of operations.

At inception, the Company recorded a derivative liability with a fair value of $511,484 using the Black Scholes pricing model with a risk free rate of 2.6%, volatility of 581.64%, three year term, and dividend yield of zero as of December 31, 2018. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the note was based on the remaining contractual term of the note. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At March 31, 2019, the balance of the derivative liability was $511,484.

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

On April 23, 2018, Mr. Gregorio resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and as the sole Director.

Viabuilt-IL

On March 31, 2017, the Company forgave the intercompany debt between Viabuilt Ventures, Inc. and Viabuilt-IL Ltd which aggregated $231,850. The Company, established Viabuilt-IL on July 9, 2015 as a wholly-owned subsidiary, incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. Following the Company’s January 4, 2017 decision to terminate the Ocure License and to dissolve or liquidate Viabuilt-IL, by consent action of a majority of the Company’s shareholders, Viabuilt Ventures negotiated the sale of Viabuilt-IL to Pompeii Finance, a shareholder of the Company, on April 1, 2017 for $100 which was deducted from the funds owed to Pompeii for related party advances. See Note 4. Pompeii assumes the remaining assets and liabilities of Viabuilt-IL which on March 31, 2017 aggregated 23,844 NIL and 250,996 NIL or approximately $6,566 and $69,115, respectively. On April 1, 2017, the Company recognized a net gain from the sale of Viabuilt-IL of $48,911 ($62,549 of net liabilities eliminated, offset by $13,738 of other comprehensive losses from prior period foreign translation adjustments and $100 of proceeds received).

On June 29, 2018, Firetainment Inc., an unaffiliated company, advanced the Company $10,000 to pay operating costs. March 31, 2019, Firetainment Inc. advanced the Company a total of $52,036 to pay operating costs.

On March 26, 2019, the Company entered into a Share Exchange Agreement with Firetainment, Inc., whereby upon closing the sole shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. and is expected to close on or before September 30, 2019. William Shawn Clark, the President of the Company, is also the President and sole shareholder of Firetainment, Inc.

10. Capital stock

On October 9, 2018, the Company completed a reverse-split of its Common Stock, whereby one (1) new Share of Common Stock, $.001 par value, was issued in exchange for twenty-five (25) issued and outstanding Shares of Common Stock, $.001 par value.

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 1,176,012 Shares of Common Stock issued and outstanding at March 31, 2019.

As of March 31, 2019 and 2018, the Company has not granted any stock options or stock warrants.

11. Stock issuances

As of March 31, 2019 and 2018, the Company has not issued any additional shares of capital stock.

12. Subsequent Event

On March 26, 2019, the Company entered into a Share Exchange Agreement with Firetainment, Inc., whereby upon closing the sole shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. and is expected to close on or before September 30, 2019. William Shawn Clark, the President of the Company, is also the President and sole shareholder of Firetainment, Inc.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions

William Shawn Clark	36	Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole director and officer (the “Named Executive Officer”) in the fiscal years ended March 31, 2019, 2018, and 2017:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal years ended as indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gene Gregorio (1)	2018	-0-	-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
	2017	-0-	-0-	$1,387	-0-	-0-	-0-	-0-	$1,387
Shawn Clark (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

___________________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

(2)	Appointed President, Secretary, Treasurer and Director on April 23, 2018

Employee Agreements

On April 20, 2014, we agreed to issue Gene Gregorio, our sole director and officer on that date, 250,000 restricted shares of our common stock, valued at $25,000, based on the market close on such date, as compensation for his services for an initial term of one year (the “April 20th Agreement”). On March 31, 2015, we issued to Mr. Gregorio the 250,000 restricted shares of our common stock. At March 31, 2015, $1,387 was recorded as a prepaid expense for the period April 1 to April 20, 2015. In addition, if during the term of the April 20th Agreement Mr. Gregorio’s direct efforts result in a consummated financing for our company he shall be paid a 5.0% fee on such financing received by our company, at his option, as either cash or shares of our common stock at the offering price. Additionally, we agreed to grant Mr. Gregorio a 2-year stock option, priced at the current market trading price equal to 5% of the aggregate shares issued to investors within the financing. On August 9, 2016, the Company issued Mr. Gregorio 1,000,000 restricted shares of the Company’s Common Stock for services rendered during the period April 21, 2015 to April 20, 2016. Mr. Gregorio’s employment agreement is no longer in effect.

There is currently no agreement in place between the Company and Mr. Shawn Clark, the current President.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the end of the fiscal periods ended March 31, 2019 or 2018, or through the date of filing of this Form 10-K. The following table sets forth certain information concerning outstanding stock awards held by our sole director and officer as of March 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Gene Gregorio (1)	-0-	-0-	-0-	-0-	N/A	-0-	-0-	-0-	-0-

_______________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

Director Compensation

The following table sets forth director compensation for the fiscal year ended March 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gene Gregorio (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shawn Clark (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______________

(1)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

(2)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as President, Secretary and Treasurer and Sole Director on April 23, 2018.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of August 1, 2019, the number of shares of common stock of our company that are beneficially owned by (i) each person or entity known to our company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
common stock	Best Peak Holdings Limited	100,000	8.50%
common stock	Cariza Avier	100,000	8.50%
common stock	Diossel Ching	100,000	8.50%
common stock	Morpheus Financial Corporation	100,000	8.50%
common stock	Nicasio Apawan Jr.	100,000	8.50%
common stock	Regina Thai	100,000	8.50%
common stock	Maribel Fernandez	100,000	8.50%
common stock	Mary Ann Cabal	100,000	8.50%
common stock	Gene Gregorio (3)	80,000	6.80%
All directors and executive officers as a group (1 person)		0	0%

____________

(1)	The percentages above are based on 1,176,012 shares of our common stock issued and outstanding as of August 1, 2019.

(2)	c/o Viabuilt Ventures Inc., Loma de Bernal 3, 1208 Tamarind Road, Dasmarinas Village, Makati City, Metro Manila, Philippines 1222.

(3)	Appointed President, Secretary, Treasurer and Director on April 2, 2014 and resigned as Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and Sole Director on April 23, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended March 31, 2019 and 2018 for professional services rendered by LBB & Associates Ltd., LLP, our independent auditor and PLS CPA, a Professional Corporation, our predecessor independent auditor:

Fees	2019	2018
Audit Fees	$19,750	$13,350
Audit Related Fees	7,801	2,125
Tax Fees	-	-
Other Fees	-	-
Total Fees	$27,551	$15,475

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditor. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following exhibits, as required by Item 601 of Regulation S-K, are filed herewith or incorporated by reference, as stated below.

Number	Description
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
3.2	Certificate of Change (incorporated by reference from our Current Report on Form 8-K, filed on April 13, 2016)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-188753), filed on May 22, 2013)
10.1	Licensing Agreement dated August 5, 2015 with Ocure Ltd. (incorporated by reference from our Current Report on Form 8-K, filed on August 12, 2015)
10.2	Amendment to Exclusive License Agreement dated August 5, 2015 (incorporated by reference from our Current Report on Form 8-K, filed on March 1, 2016)
10.3	Share Exchange Agreement with Firetainment, Inc. dated March 23, 2019 (incorporated by reference from our Current Report on Form 8-K, filed on March 23, 2019)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
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
Date: August 14, 2019

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
Date: August 14, 2019

