Form 10-Q
period 2019-06-30
Viabuilt Ventures Inc.
filed 2019-10-01
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 333-188753

VIABUILT VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	84-3218236
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth company	☒
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

As of September 30, 2019, there were 2,880,959 shares of common stock, $0.001 par value per share, outstanding.

VIABUILT VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VIABUILT VENTURES INC.

Condensed Balance Sheets

(Unaudited)

	June 30,	March 31,
	2019	2019

ASSETS
Current assets:
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$16,802	$18,809
Due to related party	63,286	52,036
Accrued Liabilities	22,456	10,616
Total current liabilities	102,544	81,461
Long-term liabilities:
Long-term convertible debt due to related party, net of amortized discount of $345,339	70,241	39,031
Derivative liability	511,484	511,484
Total long-term liabilities	582,482	550,515
Total Liabilities	684,269	631,976

Commitments

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 1,176,012 and 1,176,012 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	1,176	1,176
Additional paid-in capital	106,324	106,324
Accumulated deficit	(791,769)	(739,476)
Accumulated other comprehensive income (loss)	-	-
Total shareholders’ equity (deficit)	(684,269)	(631,976)
Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Condensed Statements of Operations

(Unaudited)

	Three months Ended June 30,
	2019	2018

Operating costs:
General and Administrative Expenses	$9,243	$14,963

Total operating costs	9,243	14,963

Other income (expense):
Interest expense	43,050	-
Foreign exchange (loss) gain	-	-
Total other income (expense)	43,050	-

Net (loss) income	$(52,293)	$(14,963)

Net (loss) income per common share:
Basic and diluted	$(0.04)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,176,012	1,176,012

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase in the authorized shares to 300,000,000 (see note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements

Viabuilt Ventures Inc.

Statements of Changes in Shareholders’ Equity (Deficit)

Three Months Ended June 30, 2019 and

Years Ended March 31, 2019 and 2018

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2017	1,176,012	$1,176	$106,324	$(515,531)	$(13,738)	$(421,769)

Disposition of foreign subsidiary	-	-	-	-	13,738	13,738

Net income, March 31, 2018	-	-	-	14,804	-	14,804

Balance, March 31, 2018	1,176,000	1,176	106,324	(500,727)	-	(393,227)

Net loss, March 31, 2019	-	-	-	(238,749)	-	(238,749)

Balance, March 31, 2019	1,176,012	1,176	106,324	(739,476)	-	(631,976)

Net loss, June 30, 2019	-	-	-	(52,293)	-	(52,293)

Balance, June 30, 2019	1,176,012	$1,176	$106,324	$(791,769)	$-	$(684,269)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase in the authorized shares to 300,000,000 (see note 10).

The accompanying notes are an integral part of these financial statements

VIABUILT VENTURES INC.

Condensed Statements of Cash Flows (Unaudited)

	Three months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(52,293)	$(14,963)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Gain) on disposition of foreign subsidiary, net of $13,738 foreign translation (loss) from prior periods	-	-
Amortization of debt discount	31,210	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,007)	13,796
Increase in accrued liabilities	11,840	-
Net cash (used in) provided by operating activities	(11,250)	(1,167)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from related parties	11,250	11,167
Proceeds from non-interest bearing term-debt due to related party	-	-
Net cash provided by financing activities	11,250	11,167

Net increase (decrease) in cash	-	10,000
Cash, beginning of the period	-	-
Cash, end of the period	$-	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2019

1. Condensed financial statements

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed consolidated balance sheet of the Company as of June 30, 2019, and the related balance sheet of the Company as of March 31, 2019, the unaudited condensed statement of operations and cash flows for the Three Months ended June 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity for the period of March 31, 2018 to June 30, 2019 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the March 31, 2019 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 16, 2019.

Operating results for the Three Months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2020.

2. Nature of operations

VIABUILT Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic anal fissures (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary VIABUILT-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. The Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, VIABUILT Ventures sold VIABUILT-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues, a limited operating history, and no current line of business.

The success of the Company is dependent upon the identification of products or services, the ability of the Company to obtain the necessary financing to develop such products or services, and upon future profitable operations.

Plan of Reorganization and Agreement of Securities Exchange

On April 23, 2018, the Company entered into a Plan of Reorganization and Agreement of Securities Exchange (the “Agreement”) with Firetainment Inc. (“Firetainment”), a Florida Corporation. The Agreement will result in the merger of Firetainment into VIABUILT Ventures with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment two hundred million (200,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company. Under the Agreement, upon execution, Firetainment received the immediate right to the appointment of the directors and officers of the Company by the resignation of the existing sole director and officer of the Company and the simultaneous appointment of its own designee being the newly appointed sole director and officer.

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

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2019

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

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately ($791,769) as of June 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2020 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

June 30, 2019

4. Due to related parties

Due to related parties at June 30 and March 31, 2019 consisted of the following:

	June 30,	March 31,
	2019	2019

Balance at beginning of period	$52,036	$52,036
Funds advanced	11,250	-
Funds repaid	-	-
Balance at end of period	$63,286	$52,036

As of March 31, 2019 Firetainment Inc. had advanced the Company $52,036 as an unsecured obligation. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company. During the three months ended June 30, 2019, Firetainment advanced $11,250 for corporate expenses. As of June 30, 2019, total advances were $63,286.

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2019

5. Long-term debt due to related party

Convertible Note for $383,613 was issued on December 26, 2018 to Thomas Wenz (“Wenz”), who is the sole debt holder of and the former shareholder of Firetainment, Inc. in exchange for and the cancellation of four unsecured obligations. The loan evidenced by a convertible promissory note has not been registered under any state or Federal securities law and matures December 26, 2021 (the “Wenz Debenture”). The Wenz Debenture accrues interest in arrears quarterly at the rate of 12% per annum; interest is due and payable at maturity. The Company can prepay the note and accrued interest or any portion thereof (the “Called Amount”) upon a thirty day notice during which period Wenz can elect to convert all or a portion of the Called Amount into Common Stock. Wenz, at his option, at any time prior to maturity can convert the note, in whole or in part (the “Conversion Amount”), into Common Stock at a 25% discount to the closing market price on the specified conversion date (the “Conversion Price”); representing a beneficial conversion feature. The Conversion Amount is limited such that the number of shares of Common Stock held by Wenz and/or any of his affiliates or assignees after such requested conversion cannot exceed 4.99% of the then resulting issued and outstanding shares of the Company’s Common Stock. Due to this 4.99% limitation the unconverted Conversion Amount will remain outstanding under the original terms of the Wenz Debenture. In addition, Wenz’s ability to convert any amount into Common Stock is prohibited, at the option of the Company, if such conversion requires registration under any state or Federal securities law. In the event of default, Wenz may declare the principal immediately due and payable.

At inception, the Company recorded a discount of $383,613 and recorded amortization expense of $31,210 for the three months ended June 30, 2019. As of March 31, 2019, the unamortized debt discount was $313,372.

Subsequent Event

On September 18, 2019, the Related Party Convertible Note in the principal amount of $383,613, was converted in accordance with its terms into 1,704,947 shares of Common Stock at a conversion price of $.225 per Share.

6. Derivative liability

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

At inception, the Company recorded a derivative liability with a fair value of $511,484 using the Black Scholes pricing model with a risk-free rate of 2.6%, volatility of 581.64%, three year term, and dividend yield of zero as of December 31, 2018. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the note was based on the remaining contractual term of the note. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At June 30, 2019, the balance of the derivative liability was $511,484.

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

As of June 30, 2019

7. Capital stock

On October 9, 2018, the Company completed a reverse-split of its Common Stock, whereby one (1) new Share of Common Stock, $.001 par value, was issued in exchange for twenty-five (25) issued and outstanding Shares of Common Stock, $.001 par value.

The Company’s authorized capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 1,176,012 Shares of Common Stock issued and outstanding at June 30, 2019.

As of June 30, 2019 and 2018, the Company has not granted any stock options or stock warrants.

8. Subsequent Event

On September 18, 2019, the Related Party Convertible Note in the principal amount of $383,613, was converted in accordance with its terms into 1,704,947 shares of Common Stock at a conversion price of $.225 per Share,

On March 26, 2019, the Company entered into a Share Exchange Agreement with Firetainment, Inc., whereby upon closing the sole shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. and is expected to close on or before September 30, 2019. William Shawn Clark, the President of the Company, is also the President and sole shareholder of Firetainment, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Viabuilt Ventures Inc., a Nevada corporation (the “Company”) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2018 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 16, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

CORPORATE OVERVIEW

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

Prior Operations

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure Ltd. ( “Ocure” ), pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of anal fissures under terms of a license agreement to be negotiated between us and Ocure.

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

PLAN OF OPERATIONS

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

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 5,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the Financial Statements of Firetainment, Inc. for the year ended December 31, 2018, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

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

Firetainment is a manufacturing company located in Central Florida producing luxury hand crafted fire pit tables as well as other outdoor furniture products. Since the founding of the company in 2011, Firetainment has established an extensive distribution network of “Brick & Mortar” retail stores and luxury online retail locations in nearly every state within the continental US, and has also established a presence at the industry’s leading trade shows each year.

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

As an organization directly focused on the success of vibrant sustainable manufacturing communities, our philosophy realizes the extreme need in evolving facilities where “environment”, “work”, and “fun” are implemented together in the workplace. VīaBuilt intends to proactively succeed in increasing job fulfillment rates across all manufacturing sectors while becoming a never ending enterprise of growth through creativity and data collection. We will accomplish this goal by working across all manufacturing industries, through carefully strategized acquisitions and joint-venture agreements in becoming a “Viabuilt Company”.

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

OUR MARKET FOCUS

Vīabuilt’s “serial acquisition and merger” focus aims to solve and aid in many areas surrounding the manufacturing industry. We will.streamline accessibility to facilities equipped with the technologically advanced operations needed to capture the attention of the students throughout various educational programs. Viabuilt’s strategy will increase local job fulfillment rates through proactively addressing the drastic differences in social, cultural, and environmental conditioning surrounding “Manufacturing”. We will accomplish these goals by targeting acquisitions and mergers with small to mid-size manufacturing facilities who meet strict criteria and share a mutual understanding of the ‘Viabuilt” agenda.

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

GOING CONCERN

To date the Company has little operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the pending acquisition of Firetainment, Inc., as described in this Form 10-Q, and implement our business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

The Agreement entered into with Firetainment will result in the merger of Firetainment into the Company with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment five million (5,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company.

Firetainment makes and markets fire pit tables, an outdoor living product which combines the utility of a grill, the entertaining space of a table, and the charm of a fire pit. The closing of the Agreement will take place upon the delivery and completion of Firetainment audited statements for the periods ending December 31, 2017 and 2018, unless another time or date, or both, are agreed to in writing by the parties. When and if the agreement with Firetainment closes, we will have to raise substantial funds in order to operate the Firetainment business, as it is expected to produce losses in the first few months after closing, and possibly for a longer period.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2019 and 2018

We had no operations and recorded no revenues for the three months ended June 30, 2019 and 2018. For the three months ended June 30, 2019, total operating costs were $9,243 consisting of general operating costs for legal, accounting and transfer agent fees of $9,243. By comparison, for the three months ended June 30, 2018, total operating costs were $14,293, consisting of consulting and professional fees of $14,963.

We had interest expense of $43,050 for the three months ended June 30, 2019, compared to interest expense of $- for the three months ended June 30, 2018, an increase in interest expense of $43,050, due to the long-term convertible debt due to related party.

We had net (loss) income of ($52,293) and ($14,963) during the three months ended June 30, 2019 and June 30, 2018, respectively.

Liquidity and Capital Resources

At June 30, 2019, we had a cash balance of $0, total current liabilities of approximately $102,544 and working capital deficit of $102,544 and a stockholders’ deficit of approximately $684269. We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. We expect that we will need to raise funds to operate the Firetainment business if and when that transaction closes. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

Off balance sheet arrangements

We have no off-balance sheet arrangements.

Subsequent Event

On September 18, 2019, the Related Party Convertible Note in the principal amount of $383,613, was converted in accordance with its terms into 1,704,947 shares of Common Stock at a conversion price of $.225 per Share,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, who are the same person, are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2019.

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

VIABUILT VENTURES INC. (Name of Registrant)

Date: September 30, 2019	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

