Form 10-Q
period 2019-09-30
Viabuilt Ventures Inc.
filed 2019-11-19
CIK 1575975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2019, there were 1,234,694 shares of common stock, $0.001 par value per share, outstanding.

VIABUILT VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VIABUILT VENTURES INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	March 31,
	2019	2019
ASSETS
Current assets:
Cash	$-	$-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,705	$18,809
Accrued liabilities	32,669	10,616
Due to related party	80,437	52,036
Total current liabilities	125,811	81,461
Long-term liabilities:
Long-term convertible debt due to related party, net of unamortized discount of $273,352	97,058	39,031
Derivative Liability	525,274	511,484
Total long-term liabilities	622,332	550,515
Total Liabilities	748,143	631,976

Commitments and Contingencies

Shareholders' equity (deficit):
Common stock: 300,000,000 shares authorized of $0.001 par value; 1,234,694 and 1,176,012 shares issued and outstanding as of September 30 and March 31, 2019, respectively	1,235	1,176
Additional paid-in capital	123,870	106,324
Accumulated deficit	(873,248)	(739,476)
Accumulated other comprehensive income (loss)	-	-
Total shareholders’ equity (deficit)	(748,143)	(631,976)
Total liabilities and shareholders’ equity (deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

VIABUILT VENTURES INC.

Consolidated Statements of Operations

(Unaudited)

	Three months Ended September 30,
	2019	2018
Operating costs:
Consulting and professional fees	$12,053	$30,308
Other general & administrative expenses	1,001	-
Total operating costs	13,054	30,308
Other income (expense):
Change in Derivative Liability	(39,313)	-
Interest expense	(41,798)	-
Conversion of Debt	12,686	-
Total other income (expense)	(68,425)	-

Net (loss) income	$(81,479)	$(30,308)

Net (loss) income per common share:
Basic and diluted	$(0.07)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	1,183,654	1,176,012

The accompanying notes are an integral part of these consolidated financial statements

VIABUILT VENTURES INC.

Consolidated Statements of Operations

(Unaudited)

	Six months Ended September 30,
	2019	2018
Operating costs:
Consulting and professional fees	$20,344	$45,271
Other general & administrative expenses	1,953	-
Total operating costs	22,297	45,271
Other Income (expense)
Change in Derivative Liability	(39,313)	-
Interest Expense	(84,848)	-
Conversion of Debt	12,686	-
Total other income (expense)	(111,475)	-

Net (loss) income	$(133,772)	$(45,271)

Net (loss) income per common share:
Basic and diluted	$(0.11)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	1,179,848	1,176,012

The accompanying notes are an integral part of these consolidated financial statements

VIABUILT VENTURES INC.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Six Months Ended September 30, 2019 and

Year Ended March 31, 2019

(Unaudited)

					Accumulated
		Common	Additional		other
	Common	stock	paid-in	Accumulated	comprehensive
	stock	amount	capital	deficit	Income (loss)	Total

Balance, March 31, 2018	1,176,012	$1,176	$106,324	$(500,727)	$-	$(393,227)

Net loss	-	-	-	(238,749)	-	(238,749)

Balance, March 31, 2019	1,176,012	1,176	106,324	(739,476)	-	(631,976)

Common Stock Issued for Conversion of Debt	58,682	59	17,546	-	-	17,605

Net loss, September 30, 2019	-	-	-	(133,772)	-	(133,772)

Balance, September 30, 2019	1,234,694	1,235	123,870	$(873,248)	$-	$(748,143)

Note: All share and per share information has been restated for all periods presented giving retroactive effect of the October 9, 2018 twenty-five for one reverse stock split and the October 10, 2018 increase of the authorized shares to 300,000,000 (see note 8).

The accompanying notes are an integral part of these consolidated financial statements

VIABUILT VENTURES INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(133,772)		$(45,271)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) on conversion of debt	(12,686)		-
Amortization of debt discount	61,079		-
Change on derivative liability	39,313		-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(6,104)		15,796
Increase in accrued liabilities	23,769		-
Net cash (used in) provided by operating activities	(28,401)		(29,475)

Cash flows from financing activities:
Proceeds from related parties	28,401		29,475
Proceeds from non-interest bearing term-debt due to related party			-
Net cash provided by financing activities	28,401		29,475

Net (decrease) in cash	-		-
Cash, beginning of the year	-
Cash, end of the year	$-	$

Non-cash investing and financing activities

Supplement cash flow disclosure:

The accompanying notes are an integral part of these consolidated financial statements

 VIABUILT VENTURES INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2019

1. Financial statements

The accompanying unaudited consolidated financial statements are presented in United States dollars and are prepared using the accrual method of accounting which conforms to generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial reporting and the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited consolidated balance sheet of the Company as of September 30, 2019, and the related balance sheet of the Company as of March 31, 2019, the unaudited statement of operations and cash flows for the Six Months ended September 30, 2019 and 2018 and the consolidated statement of stockholders’ equity for the period of March 31, 2018 to September 30, 2019 are included in this document. These unaudited consolidated financial statements should be read in conjunction with the March 31, 2019 audited financial statements and related notes included in the Company’s most recent Form 10-K as filed with the Securities and Exchange Commission on August 16, 2019.

Operating results for the Six Months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2020.

2. Nature of operations

VIABUILT Ventures Inc. (“Company”) was incorporated in the State of Nevada as a for-profit company on September 14, 2009 and established a fiscal year end of March 31. The Company initially was engaged in the acquisition, exploration and development of natural resource properties. On February 27, 2015, the Company terminated the acquisition of the mineral claim and entered into a letter of intent with Ocure Ltd. (“Ocure”), pursuant to which the Company agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of wounds and on August 5, 2015, entered into an exclusive license agreement to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute wounds (the “Ocure License”). On July 9, 2015, the Company established the wholly-owned subsidiary VIABUILT-IL Ltd., incorporated under the laws of the country of Israel to address the Company’s requirement for an Israeli company to operate and hold the assets associated with Ocure License. The Company elected January 4, 2017 to terminate the Ocure License and write off the remaining investment. On April 1, 2017, by consent action of a majority of the Company’s shareholders, VIABUILT Ventures sold VIABUILT-IL, the wholly owned subsidiary, to a shareholder of the Company. See Note 4. The Company has no revenues, a limited operating history, and no current line of business.

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

VIABUILT VENTURES INC.

Notes to Financial Statements (Unaudited)

September 30, 2019

2. Nature of operations (continued)

Plan of Reorganization and Agreement of Securities Exchange (continued)

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, and further amended on September 1, 2019, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 7,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the Financial Statements of Firetainment, Inc. for the years ended December 31, 2018 and 2017, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

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

VIABUILT VENTURES INC.

Notes to Financial Statements (Unaudited)

September 30, 2019

3. Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of approximately ($873,248) as of September 30, 2019 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s operating expenditure plan for the next fiscal year ending March 31, 2020 will require cash. Management intends to finance operating costs over the next twelve months with the issuance of common shares and/or related party borrowings.

4. Due to related parties

Due to related parties at September 30 and March 31, 2019 consisted of the following:

	Sept. 30,	March 31,
	2019	2019

Balance at beginning of period	$52,036	$52,036
Funds advanced	28,401	-
Funds repaid	-	-
Balance at end of period	$80,437	$52,036

As of March 31, 2019, Firetainment Inc. had advanced the Company $52,036 as an unsecured obligation. The obligation bears no interest, has no fixed term and is not evidenced by any written agreement. Firetainment is under no obligation to advance additional funds to the Company. During the six months ended September 30, 2019, Firetainment advanced $28,401 for corporate expenses. As of September 30, 2019, total advances were $80,457.

VIABUILT VENTURES INC.

Notes to Financial Statements (Unaudited)

September 30, 2019

5. Long-term debt due to related party

A Convertible Note for $383,613 was issued on December 26, 2018 to Thomas Wenz (“Wenz”), who is the sole debt holder of and the former shareholder of Firetainment, Inc. in exchange for and the cancellation of four unsecured obligations. The loan evidenced by a convertible promissory note has not been registered under any state or Federal securities law and matures December 26, 2021 (the “Wenz Debenture”). The Wenz Convertible Note accrues interest in arrears quarterly at the rate of 12% per annum; interest is due and payable at maturity. The Company can prepay the note and accrued interest or any portion thereof (the “Called Amount”) upon a thirty day notice during which period Wenz can elect to convert all or a portion of the Called Amount into Common Stock. Wenz, at his option, at any time prior to maturity can convert the note, in whole or in part (the “Conversion Amount”), into Common Stock at a 25% discount to the closing market price on the specified conversion date (the “Conversion Price”); representing a beneficial conversion feature. The Conversion Amount is limited such that the number of shares of Common Stock held by Wenz and/or any of his affiliates or assignees after such requested conversion cannot exceed 4.99% of the then resulting issued and outstanding shares of the Company’s Common Stock. Due to this 4.99% limitation the unconverted Conversion Amount will remain outstanding under the original terms of the Wenz Debenture. In addition, Wenz’s ability to convert any amount into Common Stock is prohibited, at the option of the Company, if such conversion requires registration under any state or Federal securities law. In the event of default, Wenz may declare the principal immediately due and payable.

At inception, the Company recorded a discount of $383,613 and recorded amortization expense of $61,079 for the six months ended September 30, 2019. As of March 31, 2019, the unamortized debt discount was $313,372. On September 18, 2019, the Related Party Convertible Note was partially converted, with $13,203 of the principal amount of $383,613 converted in accordance with its terms into 58,682 shares of Common Stock at a conversion price of $.225 per Share. In connection with the conversion the Company recorded a gain of $12,686 during the period ended September 30, 2019.

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

At September 30, 2019, the balance of the derivative liability was $525,274. During the period ended September 30, 2019, the Company recorded a change in fair value of $39,313.

In connection with the conversion of debt approximately $25,000 of the derivative liability was reversed.

VIABUILT VENTURES INC.

Notes to Condensed Financial Statements (Unaudited)

September 30, 2019

7. Capital stock

On October 9, 2018, the Company completed a reverse-split of its Common Stock, whereby one (1) new Share of Common Stock, $.001 par value, was issued in exchange for twenty-five (25) issued and outstanding Shares of Common Stock, $.001 par value.

On September 18, 2019, the Related Party Convertible Note was partially converted, with $13,203 of the principal amount of $383,613 converted in accordance with its terms into 58,682 shares of Common Stock at a conversion price of $.225 per Share.

The Company’s authorized capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 1,234,694 Shares of Common Stock issued and outstanding at September 30, 2019.

As of September 30, 2019 and 2018, the Company has not granted any stock options or stock warrants.

8. Subsequent Event

On March 26, 2019, the Company entered into a Share Exchange Agreement with Firetainment, Inc., whereby upon closing the sole shareholder of Firetainment, Inc. will be issued a total of 7,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the financial statements of Firetainment, Inc. and is expected to close during November 2019. William Shawn Clark, the President of the Company, is also the President and sole shareholder of Firetainment, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Viabuilt Ventures Inc., a Nevada corporation (the “Company”) and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the March 31, 2019 audited financial statements and related notes included in the Company’s Form 10-K (File No. 333-188753; the “Form 10-K”), as filed with the Securities and Exchange Commission on August 16, 2019. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

CORPORATE OVERVIEW

We were incorporated in the state of Nevada on September 14, 2009. From inception until early 2015, we were engaged in the mineral exploration business.

Prior Operations

During early 2015, we decided to abandon our mineral exploration properties and on February 27, 2015, we entered into a letter of intent with Ocure Ltd. ( “Ocure” ), pursuant to which we agreed to exclusively license certain technology from Ocure related to the development of products and devices for the treatment of wounds under terms of a license agreement to be negotiated between us and Ocure.

On July 9, 2015, we incorporated Viabuilt-IL Ltd. as our wholly-owned subsidiary under the laws of Israel.

On August 5, 2015, as amended on February 25, 2016, we entered into an exclusive license agreement (the “License Agreement” ) with Ocure, an Israeli corporation with a principal address at High-Tech Village, Givat Ram Campus, Hebrew University, P.O. Box 39158, Jerusalem 91391, Israel, and Viabuilt-IL Ltd. (the “Subsidiary” ), our wholly-owned subsidiary, incorporated in Israel. Pursuant to the License Agreement, Ocure granted to the Subsidiary an exclusive, sub-licensable, worldwide, license (the “License” ) to Ocure’s semi-occlusive wound dressing for ambulatory treatment of acute and chronic wounds, pursuant to Ocure’s patents and patent applications (the “Licensed Technology” ) and to its production, use, import, offer for sale, sell, lease, distribute, or otherwise commercialize the Licensed Technology for uses classified as medical devices, or those otherwise approved ultimately as an OTC (over-the-counter) remedy.

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

The April 23, 2018 Agreement was terminated by the Company on March 26, 2019, and replaced on March 26, 2019 by a Share Exchange Agreement, and which was further amended on September 1, 2019, whereby upon closing the shareholder of Firetainment, Inc. will be issued a total of 7,000,000 shares of Common Stock of the Company in exchange for 100% of the capital stock of Firetainment, Inc. The closing of this transaction will be completed upon the completion of the audit of the Financial Statements of Firetainment, Inc. for the year ended December 31, 2018, and upon the closing Firetainment, Inc. will become a wholly-owned subsidiary of the Company.

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

THE FIRETAINMENT, INC. ACQUISITION

On March 27, 2019, the Company agreed to acquire 100% of the capital stock of Firetainment, Inc. This acquisition transaction is expected to close on or before November 30, 2019, upon completion of the required two-year audit of the Firetainment, Inc. financial statements.

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

The Agreement entered into with Firetainment will result in the merger of Firetainment into the Company with the corporation to survive as Firetainment Inc. Pursuant to the Agreement the Company agreed to issue Firetainment seven million (7,000,000) common shares in exchange for all of the shares of Firetainment. This issuance will result in a change in control of the Company.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 and 2018

We had no operations and recorded no revenues for the three months ended September 30, 2019 and 2018. For the three months ended September 30, 2019, total operating costs were $12,972 consisting entirely of general operating costs for legal, accounting and transfer agent fees. By comparison, for the three months ended September 30, 2018, total operating costs were $30,308, consisting entirely of consulting and professional fees.

We had interest expense of ($41,798) for the three months ended September 30, 2019, compared to interest expense of $- for the three months ended September 30, 2018, and a Change in Derivative Liability of ($39,313), resulting in total other income (expense) of ($68,425) for the three months ended September 30, 2019. This increase in other income (expense) is due to the long-term convertible debt due to related party.

We had net (loss) income of ($81,479) and ($30,308) during the three months ended September 30, 2019 and September 30, 2018, respectively.

Six-Months Ended September 30, 2019 and 2018

We had no operations and recorded no revenues for the six months ended September 30, 2019 and 2018. For the six months ended September 30, 2019, total operating costs were $22,297 consisting of general operating costs for legal, accounting and transfer agent fees of $20,344. By comparison, for the six months ended September 30, 2018, total operating costs were $45,271, consisting entirely of consulting and professional fees.

We had interest expense of $84,848 for the six months ended September 30, 2019, compared to interest expense of $- for the six months ended September 30, 2018, an increase in interest expense of $84,848, due to the long-term convertible debt due to related party.

We had net (loss) income of ($133,772) and ($45,271) during the three months ended September 30, 2019 and September 30, 2018, respectively.

Liquidity and Capital Resources

At September 30, 2019, we had a cash balance of $0, total current liabilities of approximately $125,811 and working capital deficit of ($125,811) and a stockholders’ deficit of approximately ($748,143). We do not have sufficient cash on hand to fund our ongoing operational expenses. We will need to raise funds to commence fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock. We expect that we will need to raise funds to operate the Firetainment business if and when that transaction closes. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our operations and our business will fail.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal control over financial reporting; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the review of our financial statements as of March 31, 2019.

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

VIABUILT VENTURES INC.
(Name of Registrant)

Date: November 18, 2019	By:	/s/ William Shawn Clark
	Name:	William Shawn Clark
	Title:	President, Secretary, and Treasurer (principal executive officer, principal financial officer, and principal accounting officer)

